Form 10-K
period 2025-12-31
Partners Group Lending Fund, LLC
filed 2026-03-26
CIK 1938649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-56792

PARTNERS GROUP LENDING FUND, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	88-3153051
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1114 Avenue of the Americas, 37th Floor, New York, NY	10036
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 454-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Units

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [   ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller Reporting Company [ ]
Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [X]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [   ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

As of June 30, 2025, there was no established public market for the registrant’s limited liability company interests.

As of February 27, 2026, the registrant had the following common units outstanding:

Class I units	181,682,064
Class M units	48,421
Class A units	-
Class S units	-

DOCUMENTS INCORPORATED BY REFERENCE

None.

Glossary of Terms

In this Annual Report on Form 10-K, unless otherwise specified, the terms:

●	“1940 Act” refers to the Investment Company Act of 1940, as amended;
●	The “Fund,” “Company,” “we,” “us,” and “our” refer to Partners Group Lending Fund, LLC, a Delaware limited liability company;
●	“Administrator” refers to International Fund Services (N.A.), LLC;
●	“Master Administrative Services Agreement” refers to the Master Administrative Services Agreement between the Fund and the Administrator;
●	“Adviser” refers to Partners Group (USA) Inc., a Delaware corporation;
●	“Partners Group” refers to Partners Group AG, a corporation organized in Switzerland;
●	“Board of Directors”, "Board", and "Directors" refers to the Fund’s board of directors and the members thereof, appointed with effect from the date of the Fund’s BDC election;
●	“Common Units” refers collectively to the Fund’s Class A, Class S, Class I, and Class M common units;
●	“LLC Agreement” refers to the Fund’s amended and restated limited liability company agreement;
●	“Investment Advisory Agreement” refers to the Amended and Restated Investment Advisory Agreement between the Fund and the Adviser;
●	“BDC” means a Business Development Company under the 1940 Act.
●	“Code” means the Internal Revenue Code of 1986, as amended
●	“RIC” means a regulated investment company under the Code
●	“NAV” means net asset value

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K (the “Annual Report”) contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby, about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “project,” “estimate,” “believe,” “continue” or the negatives thereof or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, our future operating results; our business prospects and the prospects of our Portfolio Companies (as defined below); changes in the economy; risk associated with possible disruptions in our operations or the economy generally; the impact of global health epidemics on our and our Portfolio Companies’ business and the global economy; the impact of treaties, tariffs and import/export policies on global trade; the effect of investments that we expect to make; our contractual arrangements and relationships with third parties; actual and potential conflicts of interest with our Adviser and its affiliates; the dependence of our future success on the general economy and its effect on the industries in which we invest, including as a result of inflation; the ability of our Portfolio Companies to achieve their objectives; the use of borrowed money to finance a portion of our investments, including the consequences of interest rate increases; the adequacy of our financing sources and working capital; the timing of cash flows, if any, from the operations of our Portfolio Companies; the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments; the ability of our Adviser and its affiliates to attract and retain highly talented professionals; our ability to qualify and maintain our qualification as a BDC; and the effect of changes in laws or regulations affecting our operations or to tax legislation and its tax position, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved.

These and other important factors, including those discussed in this Annual Report under “Risk Factors” and in any subsequent filings with the United States Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this Annual Report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1. Business

General

We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We initially incorporated as a Delaware corporation on June 16, 2022, and we filed a certificate of conversion with the Delaware Secretary of State to convert into a Delaware limited liability company on July 12, 2023. We have engaged the Adviser, Partners Group (USA) Inc., which is an affiliate of Partners Group. The Adviser oversees the management of our activities and is responsible for making investment decisions with respect to our portfolio. The Fund intends to elect and qualify each taxable year hereafter, to be treated as a RIC under Subchapter M of the Code. We are a private, perpetual-life BDC, which is a BDC whose common units are not listed – and are not expected in the future to be listed – on a stock exchange or other securities market. As such, we use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose common units are intended to be sold by the BDC on a continuous basis at a price equal to the BDC’s NAV per Common Unit.

Our investment objectives are to generate attractive risk-adjusted returns and current income by primarily investing in an industrially well-balanced and broadly distributed portfolio of primarily senior secured loans, which will typically pay interest composed of base rates (including the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate (“EURIBOR”) and the Canadian Overnight Repo Rate Average (“CORRA”), plus a margin, to private middle market U.S. companies. As part of our strategy to achieve our investment objective, we will directly or indirectly originate senior secured loans to private middle market U.S. companies (“Senior Secured Direct Private Credit”). We also expect to invest in senior secured broadly syndicated loans by acquiring them from third parties either in the primary or the secondary market (“Senior Secured Broadly Syndicated Loans”). Senior secured loans represent the most senior tranche in the capital structure of the relevant borrowers and often have lien security over the assets of the borrowers.

In addition, to a lesser extent our assets may include second lien loans, mezzanine loans, subordinated loans, asset-backed loans, structured credit, structurally subordinated investments, high yield bonds, investments into existing limited partnerships investing in credit, preferred securities and equity participation instruments (collectively, “Opportunistic Credit”), which may appear attractive on a relative value basis. Our Opportunistic Credit investments may also include CLO Equity (as defined below) issued by a CLO (as defined below). As used herein, “CLO Equity” means the junior-most equity tranche or subordinate notes or other residual tranche of securities issued by an issuer of collateralized loan obligations (a “CLO”) (i.e., the tranche whose rights to payment are not senior to any other tranche and which does not receive a credit rating).

We believe that the Partners Group investment platform offers strategic access to the wider private equity sponsor and borrower community and provides the Fund a significant advantage in sourcing, analyzing and executing attractive credit investments.

The Adviser expects to employ a range of techniques that seek to reduce the risk associated with our investment strategy. These techniques may include, without limitation: (i) selecting investments and commitments across a broad range of industries, sectors, and maturity dates; (ii) tracking operating performance of underlying companies and their compliance with financial covenants; and (iii) actively managing cash and liquid assets.

Private Fund Stage

We commenced investment operations in September 2023, operating as a private fund (such period before our BDC election in December 2025, the “Private Fund Stage”). During the Private Fund Stage, we entered into the initial investment advisory agreement (the “Initial Investment Advisory Agreement”) which was amended and restated pursuant to the Fund’s Amended and Restated Investment Advisory Agreement, dated July 1, 2025, by and between the Fund and the Adviser (the “Amended and Restated Investment Advisory Agreement”). The operating results contained herein, including the payment of the Base Management Fee (defined below) and Incentive Fee (defined below) to the Adviser, were realized by us under both the Initial Investment Advisory Agreement and the Amended and Restated Investment Advisory Agreement. The Initial Investment Advisory Agreement calculated incentive fees in a manner consistent with the now-in-effect Amended and Restated Investment Advisory Agreement, but without the relevant provision of the latter capping incentive fees payable on capital gains consistent with Section 205(b)(3) on the Investment Advisers Act of 1940, as amended (the “Advisers Act”). As a result, we limited investors in the Fund to qualified clients prior to our election to be regulated as a BDC. The descriptions of the Initial Investment Advisory Agreement and the Amended and Restated Investment Advisory Agreement are qualified in their entirety by reference to the copies of the Initial Investment Advisory Agreement and Amended and Restated Investment Advisory Agreement which are filed as Exhibit 10.1 and Exhibit 10.2 to this Annual Report, respectively, and are incorporated by reference herein. We have acquired an initial portfolio, described in more detail in Item 7 of this Annual Report (the “Initial Portfolio”). See Item 7. Financial Information – Portfolio and Investment Activity.”

1

Overview of Partners Group

The Adviser is an affiliate of Partners Group, a global private markets investment manager. The parent company of the Adviser and Partners Group, Partners Group Holding AG, is listed on the SIX Swiss Exchange (ticker: PGHN) and has a public market capitalization of approximately 27.9 billion Swiss Francs (approximately USD 36.1 billion) as of January 1, 2026.

As of December 31, 2025, Partners Group and its affiliates manage over 184 billion U.S. Dollars in assets across direct, secondary and primary private market assets for more than 800 institutional investors worldwide. As of December 31, 2025, the firm employs a team of approximately 2,000 people (including more than 1,700 Partners Group employees and more than 200 Empira employees), representing approximately 80 nationalities and collectively speaking around 40 languages. The team is located in offices in Denver, Houston, Miami, Montreal, New York, Toronto, São Paulo, Guernsey, London, Paris, Luxembourg, Milan, Munich, Abu Dhabi, Dubai, Mumbai, Singapore, Manila, Shanghai, Seoul, Tokyo, Sydney, and Hong Kong, along with Partners Group’s headquarters in Zug, Switzerland. Through various investment programs and customized separate account mandates, Partners Group and its affiliates have made commitments of 261 billion U.S. Dollars, invested in more than 2,400 funds and companies with over 900 investment partners on a direct, primary and secondary basis and are currently represented on 350 partnership advisory boards across private markets, as of December 31, 2025. These activities have fostered relationships with leading private markets managers around the globe. The Adviser believes that the Fund will benefit from the experience and resources available through its affiliation with Partners Group.

Partners Group began investing in private debt in 1999, making its first direct mezzanine investment in 2003 and, as of December 31, 2025, it manages over USD 40.2 billion in private debt globally. The firm’s investment professionals consider opportunities across the entire capital structure in first and second lien secured loans, unitranche loans, mezzanine debt, private high yield debt, preferred equity and common equity. This flexible approach enables the firm to assess relative value along the capital structure, across a variety of industries and geographies.

Overview of the Adviser

Partners Group (USA), Inc., a Delaware corporation, serves as the Adviser and is registered as an investment adviser with the Securities and Exchange Commission (the “SEC”). Subject to the supervision of the Board of the Fund, a majority of which shall be composed of Directors that are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Fund or the Adviser, the Adviser manages the day-to-day operations of the Fund and provides the Fund with investment advisory and management services. In this capacity, the Adviser is responsible for sourcing and screening potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, and monitoring the portfolio on an ongoing basis.

As a registered investment adviser under the Advisers Act, the Adviser is required to file a Form ADV with the SEC. Form ADV contains information about assets under management, types of fee arrangements, types of investments, potential conflicts of interest and other relevant information regarding the Adviser. A copy of Part 1 and Part 2A of the Adviser’s Form ADV is available on the SEC’s website (www.adviserinfo.sec.gov).

The Fund and the Adviser have obtained an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions.

The Administrator, the Custodian and the Transfer Agent

The Fund has retained the Administrator, International Fund Services (N.A.), LLC, to provide administrative services to us, and to assist with our operational needs. The Administrator provides such services to the Fund pursuant to the Master Administrative Services Agreement. The Administrator is responsible directly or through its agents for, among other things, providing the following services to the Fund, as applicable: (1) maintaining a list of unitholders and generally performing all actions related to the issuance and repurchase of Common Units, if any, including delivery of trade confirmations and capital statements; (2) providing certain administrative, clerical and bookkeeping services; (3) preparing materials and coordinating meetings of the Board; (4) providing services related to the payment of distributions, and accounting services; (5) computing the net asset value of the Fund in accordance with U.S. generally accepted accounting principles (“GAAP”) and procedures defined in consultation with the Adviser; (6) overseeing the preparation of financial statements of the Fund in accordance with GAAP, reports of the operations of the Fund and information required for U.S. federal and applicable state and local income tax returns; (7) supervising regulatory compliance matters and preparing certain regulatory filings; and (8) performing additional services, as agreed upon, in connection with the administration of the Fund. The Administrator may from time to time delegate its responsibilities under the Master Administrative Services Agreement to one or more parties selected by the Administrator, including its affiliates or affiliates of the Adviser.

[1]	Assets under management (“AuM”) figure is inclusive of all Partners Group affiliates for private debt as of December 31, 2025. AuM is calculated based on debt instrument allocations to Partners Group programs.
2

In consideration for these services, the Administrator is paid a monthly fee calculated based upon the average net asset value of the Fund, subject to a minimum monthly fee (the “Administration Fee”). The Administration Fee is paid to the Administrator out of the assets of the Fund and therefore decreases the net profits or increases the net losses of the Fund. The Administrator is also reimbursed by the Fund for out-of-pocket expenses relating to services provided to the Fund. The Administration Fee and the other terms of the Master Administrative Services Agreement may change from time to time as may be agreed to by the Fund and the Administrator.

The Master Administrative Services Agreement provides that the Administrator’s cumulative liability to the Fund for a calendar year will be limited in relation to the fees and expenses charged by the Administrator in the relevant calendar year. In addition, the Administrator shall have no liability for any error of judgment or mistake of law or for any loss or damage resulting from the performance or nonperformance of its duties unless solely caused by or resulting from the willful misconduct or gross negligence of the Administrator, its officers or employees. In addition, the Administrator will not be liable for any special, indirect, incidental, punitive or consequential damages, including lost profits, of any kind whatsoever (including, without limitation, attorneys’ fees) under any provision of the Master Administrative Services Agreement or for any such damages arising out of any act or failure to act thereunder.

The Master Administrative Services Agreement also provides that the Fund shall indemnify and hold the Administrator and its directors, officers, agents, and employees harmless from all loss, cost, damage and expense, including reasonable fees and expenses for counsel, incurred by the Administrator resulting from any claim, demand, action or suit in connection with the Administrator’s acceptance of the Master Administrative Services Agreement, any action or omission by the Administrator in the performance of its duties as administrator of the Fund, or as a result of acting upon instructions reasonably believed by it to have been duly authorized by the Fund or upon reasonable reliance on information or records given or made by the Fund or the Adviser. The indemnification will not apply to actions of the Administrator, its officers, or employees in cases of their own willful misconduct or gross negligence.

The Fund’s assets, including assets of our wholly owned subsidiaries, are held by State Street Bank and Trust Company who acts as the Fund’s custodian in accordance with the requirements of the Investment Company Act (in such capacity, the “Custodian”). State Street Bank and Trust Company also acts as the Fund’s transfer agent and dividend distribution agent and receives a fee for transfer agency services (in such capacity, the “Transfer Agent.”). The principal address of each of the Administrator and the Transfer Agent is One Congress Street, Suite 1, Boston, Massachusetts 02114.

Perpetual Life Vehicle; Potential Spin-Off; Liquidity Event

We intend to be a non-exchange traded, perpetual-life BDC, which is a BDC whose common units are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose common units are intended to be sold by the BDC on a continuous basis at a price generally equal to the BDC’s then-current NAV per unit. In our perpetual-life structure, we may offer investors an opportunity to repurchase their Common Units on a quarterly basis at NAV, but we are not obligated to offer to repurchase any in any particular quarter. We believe that our perpetual nature enables us to execute a patient and opportunistic investment strategy across different market environments. This may reduce the risk of the Fund being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a Liquidity Event (as defined below) at any time in the future, we do not currently intend to undertake a Liquidity Event and will not be obligated by our organizational documents or otherwise to effect a Liquidity Event at any time.

For the purpose of providing a form of liquidity optionality, the Fund may, in its sole discretion, offer its unitholders the option to elect to either (i) retain their ownership of Common Units in the Fund (after which the Fund may, among other things, seek to complete the quotation or listing of the Common Units on a national securities exchange (the “Exchange Listing”), including in connection with an initial public offering thereof) or (ii) exchange their Common Units for shares of common stock in a newly formed entity (the “New Private Entity”). In order to effectuate this option, the Fund expects that it would need to, among other things, transfer to the New Private Entity in exchange for newly issued shares of the New Private Entity, a pro rata portion of the Fund’s assets and liabilities attributable to the unitholders that have elected to invest in the New Private Entity, and thereafter exchange the New Private Entity shares received for the Common Units of the electing unitholders (such transfer of assets and liabilities and the mechanics relating thereto are referred to herein as the “Spin-Off”). Because the Adviser would be managing both the Fund and the New Private Entity, and the 1940 Act prohibits entities under common control from engaging in certain transactions, the Fund will likely be required to obtain exemptive and/or no-action relief from the SEC to permit it to transfer assets to the New Private Entity, as well as with respect to other aspects relating to the Spin-Off. The Fund and the Adviser have obtained an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. The Board will make the determination as to if, and when, it is appropriate for it to effectuate the Spin-Off. If the Spin-Off is effectuated, for those unitholders who elect to exchange their Common Units for shares of common stock of the New Private Entity, the New Private Entity will operate consistent with the description of the Fund herein.

3

The Board may also, in its sole discretion, determine to cause the Fund to conduct a Sale Transaction. A “Sale Transaction” means (a) the sale of all or substantially all of the Fund’s assets to, or other liquidity event with, another entity or (b) a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of stock in each case for consideration of either cash and/or publicly listed securities of the acquirer (together with an Exchange Listing, a “Liquidity Event”). A Sale Transaction also may include a sale, merger or other transaction with one or more affiliated investment companies managed by the Adviser or an affiliate thereof. The decision to cause the Fund to conduct a Liquidity Event will take into consideration factors such as prevailing market conditions at the time and the Fund’s portfolio composition. The ability of the Fund to commence and consummate a Liquidity Event is not assured, and will depend on a variety of factors, including the size and composition of the Fund’s portfolio and prevailing market conditions at the time.

Investment Objective and Strategy

We are organized to invest primarily in the credit of middle market U.S. companies with a focus on originated transactions sourced directly and indirectly through our Adviser.

Our investment objectives are to generate attractive risk-adjusted returns and current income. The principal elements of executing our investment strategy include: (i) allocating the assets of the Fund across various sectors of the private credit market; (ii) proprietary sourcing of investment opportunities; (iii) selecting investments that are believed to offer superior relative value; and (iv) seeking to manage risk through ongoing monitoring of the portfolio.

●	Portfolio construction. Diligent portfolio construction across various asset types is a cornerstone of long-term portfolio risk management and performance. The Fund will seek to benefit from the broad exposure to different issuers, industries, geographic markets, security and loan types, vintage years and maturity dates throughout the portfolio.

●	Access. In many segments of the private credit market, it is not enough to identify promising investments – access is also required. The Fund will seek to provide unitholders with access to investments that may be unavailable to the investing public due to resource requirements, regulatory restrictions and high investment minimums.

●	Relative value analysis. Relative value analysis is central to the Adviser’s investment philosophy. This strategy explicitly recognizes the dynamic nature of the private credit markets and is designed to systematically identify and capitalize on the investment opportunities assessed to offer attractive return potential in each market segment at any given time. Changing market conditions can dramatically affect the attractiveness of different segments within the overall private credit market. Typical credit opportunities value drivers analyzed include, for example: (i) regional, political, and economic conditions including interest rates and credit spreads; (ii) industry trends, such as growth and profitability; and (iii) availability of different types of credit. Based on its ongoing review of market developments, the Adviser will attempt to identify and overweight the segments that it believes offer the most attractive investment opportunities.

●	Risk management and portfolio monitoring. The Adviser seeks to monitor the concentration of risks across the portfolio as well as the performance of individual investments by tracking operating performance of underlying companies and compliance with financial covenants.
4

As part of our strategy to achieve our investment objective, we will directly or indirectly originate Senior Secured Direct Private Credit. We also expect to invest in Senior Secured Broadly Syndicated Loans by acquiring them from third parties either in the primary or the secondary market. Senior secured loans represent the most senior tranche in the capital structure of the relevant borrowers and often have lien security over the assets of the borrowers.

In addition, to a lesser extent, our assets may include Opportunistic Credit that appears attractive on a relative value basis, including, however, not limited to, CLO Equity.

In addition, we believe that the Partners Group investment platform offers strategic access to the wider sponsor and borrower community and provides the Fund a significant advantage in sourcing, analyzing and executing attractive credit investments. The Adviser will manage our portfolio with a view towards managing liquidity and maintaining a high investment level. Accordingly, the Adviser may make investments and commitments based, in part, on anticipated future proceeds from investments. The Adviser may also take other anticipated cash flows into account, such as those relating to new subscriptions in us and the tender of Common Units by unitholders (pursuant to repurchase offers by us (as described herein under “Unit Repurchase Program”)), and any distributions made to our unitholders. To forecast portfolio cash flows, the Adviser utilizes quantitative and qualitative factors, including historical private credit data, actual portfolio observations and qualitative forecasts by the Adviser’s and its affiliates’ investment professionals.

The Adviser expects to employ a range of techniques that seek to reduce the risk associated with our investment strategy. These techniques may include, without limitation: (i) selecting investments and commitments across geographies, industries, sectors, capital structures, and maturity dates; (ii) tracking operating performance of underlying companies and their compliance with financial covenants; and (iii) actively managing cash and liquid assets. To enhance our liquidity, particularly in times of possible net outflows through the tender of Common Units by unitholders (pursuant to repurchase offers by the Fund (as described herein under “Unit Repurchase Program”)), the Adviser may sell certain of our assets on our behalf.

Once we have invested a substantial amount of proceeds from this offering, under normal circumstances and after we ramp up our portfolio, we expect that the Fund’s investments (“Fund Investments”) to be issued by obligors and issuers domiciled or located in, or who have headquarters or substantial operations in, regions in accordance with the following ranges and targets:

Geography	Target[2]
United States	70%+
North America	70-100%
Europe and Rest of World	0-30%

Fund Investments are intended to be spread across Senior Secured Direct Private Credit, Senior Secured Broadly Syndicated Loans, and Opportunistic Credit (each an “Asset Class”) based on the following target asset allocations:

Asset Class	Target[3]
Senior Secured Direct Private Credit	70-100%
Senior Secured Broadly Syndicated Loans	0-30%
Junior Loans, Equity and Opportunistic Credit	0-30%

The Fund does not expect to invest more than 30% of our target fund size in Opportunistic Credit cumulative of (A) CLO liabilities and equity; (B) second lien loans, mezzanine loans, subordinated loans; and (C) asset-backed loans, structured credit, structurally subordinated investments, high yield bonds, preferred securities and equity participation instruments as well as credit funds. The investment and other limited targets described above will be measured as of the trade date of each asset acquired by us. If such limitations are exceeded as a result of subsequent fluctuations in the value of our assets, subsequent conversion or exchange transactions, a change in characterization of an asset such that it is properly characterized differently from its characterization on its acquisition date, or other subsequent events or circumstances or any other reason beyond the control of the Adviser or us, we will not be required to dispose of or otherwise reduce exposure to the related Asset Class (or geography); provided that, during such period the Fund may not purchase assets that would cause the exposure to such Asset Class to increase further but may continue to invest and reinvest if compliance of the Fund’s total portfolio with such limitations would be maintained or improved).

[2]	The allocation to each above noted geography may differ from the stated targets. Such deviation is likely during the first 18 months immediately following our BDC election, as well as for a period following the acceptance of new subscriptions and extraordinary redemptions.
[3]	The allocation to each Asset Class may differ from the stated targets. Such deviation is likely during the first 18 months immediately following our BDC election, as well as for a period following the acceptance of new subscriptions and extraordinary redemptions.
5

There can be no assurance that the investment objectives of the Fund will be achieved or that the Fund’s portfolio design and risk monitoring strategies will be successful.

Most of our investments will be in private U.S. operating companies, but (subject to compliance with BDCs’ requirement to invest at least 70% of our assets in private U.S. operating companies and certain other assets), we also expect to invest to some extent in European and other non-U.S. companies. We may invest in companies of any size or capitalization. We will generally only be permitted to co-invest with investment funds, accounts and vehicles managed by the Adviser where the only term that is negotiated is price and generally in accordance with SEC guidance. However, we have received exemptive relief from the SEC to allow certain managed funds accounts and vehicles, each of whose investment adviser is the Adviser or an investment adviser controlling, controlled by or under common control with the Adviser to participate in negotiated co-investment transactions.

We expect to invest in securities and loans that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and will likely be illiquid.

We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but we will not enter into any such derivative agreements for speculative purposes. These hedging activities, which will be in compliance with applicable legal and regulatory requirements, may include the use of futures, options and forward contracts. We will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

To seek to enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. With certain limited exceptions, as a BDC, we are only allowed to borrow amounts such that our asset coverage, as calculated in accordance with the 1940 Act, equals at least 200% (or 150% if certain requirements under the 1940 Act are met) after such borrowing. Our initial investors and Board have approved a proposal that allows us to reduce our asset coverage ratio to 150%, which was effective as of December 29, 2025.

We intend to use leverage in the form of borrowings, including loans from certain financial institutions and the issuance of debt and preferred equity. We may also use leverage by using reverse repurchase agreements or similar transactions and derivatives, including credit default swaps. In determining whether to borrow money or issue debt, we will analyze, as applicable, the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments.

As a BDC, at least 70% of our assets must be the type of “qualifying” assets listed in Section 55(a) of the 1940 Act, as described herein, which are generally privately offered securities and loans issued by U.S. private or thinly traded operating companies. We may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments, such as investments in non-U.S. companies.

Investment Process Overview

Portfolio planning

The investment process begins with portfolio planning, which is designed to provide a framework for the Fund’s long-term diversification across various dimensions of the private credit market, such as issuers, industries, geographic markets, security types, maturity dates and seniority. It is expected that through such diversification, the Fund may be able to achieve more consistent returns and lower volatility than would generally be expected if its portfolio were more concentrated.

Relative value analysis

The second step of the Fund’s investment process is to analyze changing market conditions and their effect on the relative attractiveness of different segments within the overall private credit market. This relative value analysis is based on general economic developments, such as business cycles, credit spreads, interest rates, IPO opportunities, deregulation, and changes in tax or securities law. In addition, variables specific to particular industry sectors and the overall private credit market are typically evaluated. Based on the outcome of this review, the Adviser will attempt to identify the market segments that it believes offer the most attractive investment opportunities at the relevant time.

6

The Adviser’s relative value analysis is intended to serve as a guide for tactical capital allocation decisions within the framework of the portfolio plan. Due to the long-term nature and illiquidity of private credit investments, it is generally not practical to dramatically re-allocate a portfolio over a short period of time. Accordingly, the actual allocation of Fund Investments may deviate significantly from the general relative value views of the Adviser at a particular point in time.

Investment selection

In the final step of the investment process, the Adviser seeks to focus on investing in senior secured assets and other high quality credit instruments. Opportunities are typically sourced through a network of existing relationships with private equity sponsors, private lenders, intermediaries, and other investors, and then individually evaluated by the Adviser’s and its affiliates’ investment professionals using a structured selection process. As investment opportunities are analyzed, investment professionals seek to evaluate them in relation to historical benchmarks, current information from the Adviser’s and its affiliates’ existing private credit portfolios, and against each other. This comparative analysis can provide insight into the specific investments that offer the greatest value at different points in time in the various segments of the private credit market.

The Adviser’s dedicated private credit investment team has extensive experience providing borrowers with financing solutions across different segments of the credit market through its direct and liquid credit strategies. Private direct credit programs managed by the Adviser include direct credit investments up and down the capital structure, namely, first lien, second lien, unitranche, subordinated and mezzanine, investments made across all strategies (corporate credit, high yield and opportunistic/distressed) and across all major geographic regions and sectors. Liquid credit programs managed by the firm include predominantly senior syndicated secured first lien loans and, to a smaller extent, second lien syndicated loans.

Due Diligence and Selection of Investments

The Adviser follows a structured five-step process to source, evaluate, select and monitor investments for the Fund. The Adviser’s investment professionals are involved throughout the process, and draw on the significant investment resources and insight available through the Adviser’s affiliates, who employ approximately 2,000 people across a worldwide network of offices. The Adviser’s investment committee (the “Investment Committee”) is responsible for the portfolio plan and final investment decisions.

●	Investment generation. The Adviser typically identifies prospective investments from multiple sources, the most important of which is a network of relationships across the private equity and private credit industries. Built through the investment activities of its affiliated companies, this network has historically proven to be a rich source of investment flow.

●	Pre-selection. The initial screening process for investment opportunities is typically based on a confidential information memorandum, lender presentation and/or an introductory meeting. For opportunities that pass the Adviser and its affiliates’ minimum requirements, a due diligence investment team is assigned to evaluate the opportunity in detail.

●	Due diligence. The due diligence process involves a detailed analysis of various aspects of each opportunity, including both qualitative and quantitative assessments. Various proprietary tools and databases are used to better understand market trends, potential return scenarios and/or the historical or anticipated sources of value creation for an investment. Evaluations are generally based on information such as industry dynamics, competitive positioning, financial analysis, comparable analysis, sensitivity analysis, interviews with key personnel, on-site visits, reference calls, third-party consultant reports and/or track record analysis. The Investment Committee reviews the conclusions of the due diligence analysis and may decline the opportunity, request additional information, or approve subject to tax and legal due diligence.

●	Tax and legal assessment. In conjunction with the commercial due diligence process, the tax treatment and legal terms of the investment are considered. Based on this analysis and the findings of external professional advisers, the Adviser’s and/or its affiliates’ internal legal and investment teams seek to negotiate the terms and conditions of the investment. After resolving all open issues and negotiating terms, a final “investment recommendation” is prepared and presented to the Investment Committee, which finally approves or declines the investment.
7

●	Portfolio monitoring. Post-investment, the Adviser and its affiliates seek to monitor the Fund’s portfolio through regular interaction with the companies and managers represented in the portfolio. This interaction facilitates on-going portfolio analysis and a proactive approach to addressing any new opportunities or issues that may arise.

Investment Policies

Portfolio and liquidity management

The Adviser intends to use a range of techniques to reduce the risk associated with the Fund’s investment strategy. These techniques may include, without limitation: (i) selecting investments across geographies, industries, sectors, vintage years and maturity dates; and (ii) tracking operating performance of underlying companies and their compliance with financial covenants.

The Adviser intends to manage the Fund’s portfolio with a view towards maintaining a high investment level.

Accordingly, the Adviser may make investments based, in part, on anticipated future proceeds from Fund Investments. The Adviser also takes other anticipated cash flows into account, such as: (i) those relating to new subscriptions of the Fund; (ii) the Unit Repurchase Program; and (iii) any distributions made to unitholders. To forecast portfolio cash flows, the Adviser utilizes quantitative and qualitative factors, including historical private equity and private credit data, actual portfolio observations and qualitative forecasts by the Adviser’s and its affiliates’ investment professionals.

There can be no assurance that the objectives of the Fund with respect to liquidity management will be achieved or that the Fund’s portfolio design and risk management strategies will be successful. Prospective investors should refer to the discussion of the risks associated with the investment strategy and structure of the Fund found under “Risk Factors.”

Hedging techniques

From time to time in its sole and absolute discretion, the Adviser and/or its affiliates may employ various hedging techniques in an attempt to reduce certain potential risks to which the Fund’s portfolio may be exposed. These hedging techniques may involve the use of derivative instruments, including swaps and other arrangements such as exchange-listed and over-the-counter put and call options, rate caps, floors and collars, and futures and forward contracts. The Fund may also purchase and write (sell) options contracts on swaps, commonly referred to as “swaptions.”

There are certain risks associated with the use of such hedging techniques.

Temporary and defensive strategies

The Fund may, from time to time in its sole and absolute discretion, take temporary or defensive positions in cash, cash equivalents, other short-term securities or money market funds to attempt to reduce volatility caused by adverse market, economic, or other conditions. Any such temporary or defensive positions could prevent the Fund from achieving its investment objective. In addition, subject to applicable law, the Fund may, in the Adviser’s sole and absolute discretion, hold cash, cash equivalents, other short-term securities or investments in money market funds pending investment, in order to fund anticipated repurchases, expenses of the Fund or other operational needs, or otherwise in the sole and absolute discretion of the Adviser.

Investment Types

Fund Investments are expected to consist primarily of senior secured debt of various companies (each a “Portfolio Company” and collectively the “Portfolio Companies”). The Fund Investments may also comprise (i) subordinated debt, asset-back debt and structured debt, (ii) equity participation in such Portfolio Companies through various instruments such as warrants, options, common or preferred stock and other forms of equity participation and limited partnership interests of another private funds/joint venture and CLO Equity and (iii) other Opportunistic Credit, which may include public debt such as high yield bonds, consistent with the investment objectives stated in this Annual Report.

As discussed in greater detail below, first lien senior secured loans are situated at the top of the capital structure and typically have the first claim on the assets and cash flows of a company. This is followed by second lien senior secured loans, which, while secured, come behind the first lien. Unsecured debt, including mezzanine or private high yield, structurally subordinated instruments and some forms of public debt, generally rank junior to secured debt on the capital structure. Due to this priority of cash flows, an investment’s risk increases as it moves further down the capital structure. The following summarizes some of the major characteristics of these various investment types:

8

●	First lien senior secured loans. First lien senior secured loans are situated at the top of the capital structure and rely on cash-flow generated by the borrower’s operations to pay interest and service debt amortization. Within the classes of secured debt, first lien senior secured loans benefit from first priority security rights over the issuer’s tangible and intangible assets and operating cash flow, with returns derived from contractual interest over a fixed term to maturity. These loans are the most secure part of a company’s capital structure and offer attractive cash-pay interest returns. Moreover, senior secured loans are generally less vulnerable than more junior forms of capital to unfavorable market conditions because any loss in enterprise value is first incurred by the equity investors and then by unsecured debt investors. In addition, the receipt of regular income from senior secured loan investments contributes to the reduction of investment risk over time.

●	Unitranche debt. First lien senior secured loans when the obligor does not incur any other secured financing are referred to as unitranche debt instruments. Sometimes referred to as “stretch senior” loans, unitranche debt typically offers higher yields for higher levels of leverage, which consequently elevates the level of risk associated with the investment. The primary advantages to the borrower are the ability to negotiate the entire debt financing with one lender or a single group of lenders and the elimination of inter-creditor issues.

●	Second lien senior secured loans. Second lien senior secured loans are immediately junior to first lien senior secured loans and generally have substantially the same maturities, collateral and covenant structures as first lien senior secured loans. However, second lien senior secured loans are granted a second priority security interest in the assets of the borrower. In return for this junior ranking relative to first lien senior secured loans, second lien senior secured loans offer higher returns. This greater yield comes in the form of higher interest rates and, in some cases, the potential for equity participation (albeit to a lesser extent than unsecured debt, as discussed in greater detail below). Generally, second lien senior secured loans are expected to carry a fixed or floating current yield over a standard benchmark, such as the prime rate or SOFR/EURIBOR/CORRA/other base rates.

●	Unsecured debt (including mezzanine debt and private high yield). Unsecured debt investments, including private high yield and mezzanine debt, usually rank junior in priority of payment to secured loans. Accordingly, unsecured debt may include a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. Typically, unsecured debt investments have maturities of five to ten years. To compensate for their junior ranking (as compared to first and second lien senior secured loans), unsecured debt investments typically offer higher returns through both higher interest rates and possible equity ownership, thus enabling the lender to participate in the capital appreciation of the borrower. Unsecured debt interest payments sometimes consist of both cash and accrued interest (“Payment-In-Kind” or “PIK”) and may also contain equity upside. Such securities are typically expected to carry a fixed or a floating current yield over a standard benchmark, such as the prime rate or SOFR, and potentially include sources of return from warrants or other equity-related interests that may be received or acquired in connection with such investments.

●	Structured credit. Structured credit investments refer to a broad class of debt instruments created through a securitization process where cash flows of similar underlying assets (e.g., broadly syndicated loans) are pooled and then reallocated to newly created securities with varying risk / return profiles. These securities are typically rated (except for the most junior tranche) and may be investment or non-investment grade. Potential investments include, but are not limited to, CLO Equity and other similar “equity” (i.e., most junior) tranches of other securitizations, as well as more-senior debt tranches of such CLOs and securitizations. Investors in structured credit products benefit from additional return premium due to structural complexities and risk allocation.

●	Structurally subordinated instruments (including HoldCo notes and preferred equity). Structurally subordinated instruments are a form of unsecured notes that are at the holding company (“HoldCo”) level of a company, as opposed to at the operating company (“OpCo”) level. Because a company’s assets and cash flows are usually contained at the OpCo level, any borrowings at HoldCo will not have access to the assets of the company’s subsidiaries until after all of the OpCo creditors have been paid, allowing for the remaining assets to be distributed up to the HoldCo level. As a result, structurally subordinated instruments are typically non-cash paying and accrue interest at a higher rate than debt at the OpCo level due to the increased risk associated with this type of subordination. Structurally subordinated instruments will typically not have any financial covenants, and will have limited creditor rights. Preferred equity generally has a preference as to dividends and, in the event of liquidation, to an issuer’s assets, over the issuer’s other common equity (as described below), but it ranks junior to debt securities in an issuer’s capital structure.
9

●	Common equity. The Fund may hold or come into possession of equity-related securities consisting of warrants or other equity interests obtained in connection with its unsecured debt or other investments (or possible workouts of other investments). While the Fund intends to maintain its focus on credit investments, from time to time, when an investment presents an opportunity for substantial gains or in connection with securing particularly favorable terms in a credit investment, the Fund may make investments in the form of preferred or common equity, typically in conjunction with a private equity sponsor. Moreover, the Fund may also receive the right to make an equity investment in a Portfolio Company whose debt securities it already holds in connection with the next equity financing round for that company. This right may provide the Fund with an opportunity to further enhance returns over time through equity investments in its Portfolio Companies. In the future, the Fund may achieve liquidity through a merger or acquisition of a Portfolio Company, a public offering of a Portfolio Company’s stock or by exercising the Fund’s right, if any, to require a Portfolio Company to repurchase the equity-related securities it holds.

●	Opportunistic Credit. The Fund may apply a relative value approach and also capitalize on potential mispricing in moments of market dislocations when considering opportunistic investment.

●	Public debt. The Fund may hold publicly registered debt securities, which may be secured or unsecured. Such debt will primarily consist of high yield bonds, which are non-investment grade bonds that typically offer higher yields but come with limited protective covenant packages.

●	Cash and cash equivalents. The Fund expects to maintain a certain level of cash or cash equivalent instruments for liquidity management purposes.

Senior secured debt market

Senior secured debt characteristics

Senior secured debt is typically employed in leveraged buyouts, growth financing, corporate re-financings and other private market transactions. Senior secured debt offers various benefits to investors, including current income earned at attractive floating rate returns. Senior secured debt is issued by borrowers in the primary market, which is typically supported by an active secondary market.

Senior secured debt relies on cash-flow generated by the borrower’s operations to pay interest and service debt amortization. Such debt benefits from first priority security rights over the issuer’s tangible and intangible assets and operating cash flow, with returns derived from contractual interest over a fixed term to maturity. Senior secured debt represents the most secure part of a company’s capital structure and offers attractive cash-pay interest returns. Senior secured debt securities and loans may benefit from an original issue discount and an interest rate floor.

Senior secured debt ranks first in order of payment, is secured by assets and cash flows of the borrower, and typically benefits from covenants. Moreover, senior secured debt is generally less vulnerable than other debt and equity claims to unfavorable market conditions – any losses in enterprise value are first incurred by the equity investors and then by subordinated debt investors. In addition, the receipt of regular income from senior secured debt contributes to the reduction of investment risk over time.

Principal protection through financial covenants

Senior secured debt can benefit from financial covenants, which are agreements between the company and its debt holders to operate within certain financial and operational limits. Covenants are typically implemented in the following forms:

●	Financial maintenance covenants are requirements placed on the borrower to maintain certain levels of financial performance, typically on a quarterly basis. Examples of financial covenants include maximum leverage ratios and minimum interest coverage and fixed charge/debt service coverage ratios, with the required levels of these ratios set according to the borrower’s business plan metrics. Senior secured debt without financial maintenance covenants is typically called cov-lite.

●	Negative covenants are prohibitions or restrictions imposed on the borrower that prevent the borrower from taking certain actions and often restrict the ability for cash and/or assets to escape the borrower. Examples of negative covenants include restrictions on the borrower’s ability to incur additional debt, liens, payments (including dividends), asset sales, the issuance of securities, intercompany loans, investments, mergers and acquisitions and amendments to constituent agreements.
10

●	Affirmative covenants require increased levels and frequency of disclosure of information. Examples of affirmative covenants include reporting requirements, delivery of other financial information and compliance certificates. Other affirmative covenants include the maintenance of insurance and hedging arrangements, maintenance of business lines and properties and use of the proceeds of the debt securities.

Covenants serve as early warning triggers and control mechanisms for debt holders in situations where a borrower may be under-performing, thereby enabling debt holders to monitor and engage the borrower and private equity sponsor.

Attractive yield including regular floating rate current income

Senior secured debt is structured as an obligation of the borrower to pay interest, at a fixed or floating rate, on a regular basis. Floating rate debt instruments provide potential upside if interest rates rise in the future. Returns are also generated by up-front fees, which are expressed as a percentage of the debt's par value. Total returns can also be enhanced when debt is purchased in the secondary market from another investor at a discount to its par value.

Floating rate / inflation protection

Senior secured debt typically offers investors a certain degree of protection against inflation. Due to interest payments often being linked to SOFR or EURIBOR rates, returns of senior secured debt may benefit when increases in inflation expectations result in higher SOFR or EURIBOR rates.

Strong contractual provisions

Compared to private debt, high yield bonds tend to have weaker contractual arrangements which typically do not include financial maintenance covenants. Comparatively, private debt frequently requires the borrower to maintain certain levels of financial performance, such as maximum leverage ratios and minimum interest coverage and fixed charge/debt service coverage ratios.

Access to information and management

The syndicate backing public debt often includes many investors that generally receive only public information for monitoring purposes. In contrast, investors in private debt often receive detailed monthly or quarterly financial performance updates from borrowers and forward-looking projections. This information is distributed in a more timely manner than public information and, accordingly, enables private debt investors to more quickly identify potential issues and take remedial action where and if warranted. Furthermore, the intensive due diligence process associated with private debt investments often provides investors with significant access to the issuer’s management, whereas public bondholders generally must rely on underwriters, debt rating agencies and publicly available information for due diligence reviews and monitoring of issuers.

Market dependability

Additionally, the high yield markets can be unreliable for issuers. Past experience suggests that during volatile periods, the U.S. high yield markets can be closed to new issuance for extended periods of time. In the U.S., first time bond issuers or companies below a certain size threshold may be ineligible for the high yield market.

Yield on private debt

Private debt typically generates a higher yield than public bonds or syndicated loans for the following reasons: (i) private investors can offer certainty of commitment; (ii) details of a private debt offering are often not required to be disclosed outside the investor group; (iii) some debt offerings are too small to have access to the public and syndicated markets; (iv) private investors can offer more flexible capital solutions including access to currencies which are not widely available on the bond markets; and (v) private debt commands an illiquidity premium.

Less liquidity

Private direct debt investments are typically held by a smaller number of investors and trade less frequently if at all due to a lack of market activity and public information about the issuer. While this can limit the ability to sell direct debt investments to secondary purchasers, the investments are potentially less sensitive to market fluctuations and changes in sentiment. Further, private debt investments provide greater flexibility with respect to restructuring decisions because there are fewer parties involved and each party has a greater influence.

We expect to invest in co-investment transactions with other Partners Group funds. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Our investments are subject to a number of risks. See “Item 1A. Risk Factors.”

The Board

Overall responsibility for the Fund’s oversight rests with the Board. The Board is composed of a majority of independent Directors. We have entered into an Amended and Restated Investment Advisory Agreement with the Adviser, pursuant to which the Adviser manages the Fund on a day-to-day basis. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, the Fund’s LLC Agreement and applicable provisions of state and other laws. The Adviser will keep the Board well informed as to the Adviser’s activities on our behalf and our investment operations and provide the Board with additional information as the Board may, from time to time, request. A majority of Directors of the Board will be persons who are not “interested persons” of either the Fund or the Adviser, as that term is defined in Section 2(a)(19) of the 1940 Act (such persons, “Independent Directors”).

Allocation of Investment Opportunities

General

The Adviser provides investment management services to investment funds, client accounts and proprietary accounts that Partners Group or the Adviser may establish.

The Adviser will share any investment and sale opportunities with its other clients and the Fund in accordance with the Advisers Act and firm-wide allocation policies.

In addition, as a BDC regulated under the 1940 Act, the Fund will be subject to certain limitations relating to co-investments and joint transactions with affiliates, which, in certain circumstances, limit the Fund’s ability to make investments or enter into other transactions alongside other clients.

Co-Investment Relief

The Fund and the Adviser have obtained an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. The co-investment is generally allocated to us and the other Partners Group funds that target similar assets in the asset class being allocated. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us.

The Private Offering

Pursuant to exemptive relief received from the SEC, we offer multiple classes of our Common Units, including Class A, Class S, Class I, and Class M units, on a continuous basis via a private placement (the “Offering”). The primary difference among the classes of units relates to ongoing unitholder servicing and/or distribution fees, as discussed below. Closings are expected to occur on a monthly basis. The Common Units will be offered and sold (i) in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and other exemptions of similar import in the laws of the states and jurisdictions where the offering will be made, and (ii) outside of the United States in accordance with Regulation S of the Securities Act (the “Private Offering”). Within the United States, the Common Units will be offered solely to investors that are “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

The Class A units are generally available for purchase only (1) through fee-based programs, also known as wrap accounts, that provide access to Class A units, (2) through participating brokers that have alternative fee arrangements with their clients to provide access to Class A units, (3) through transaction/brokerage platforms at participating brokers, (4) through certain registered investment advisers, (5) through bank trust departments or any other organization or person authorized to act in a fiduciary capacity for its clients or customers or (6) other categories of investors that we name from time to time. The minimum initial investment in the Fund by any investor is $2,500 with respect to Class A units, and the minimum additional investment in the Fund by any investor is $500 with respect to Class A units. However, the Fund, in its sole discretion, may accept investments below these minimums.

The Class S units are available for purchase only through brokerage and transaction-based accounts. The minimum initial investment in the Fund by any investor is $2,500 with respect to Class S units, and the minimum additional investment in the Fund by any investor is $500 with respect to Class S units. However, the Fund, in its sole discretion, may accept investments below these minimums.

The Class I units are generally available for purchase only (1) through fee-based programs, also known as wrap accounts, that provide access to Class I units, (2) by endowments, foundations, pension funds and other institutional investors, (3) through participating intermediaries that have alternative fee arrangements with their clients to provide access to Class I units, (4) through certain registered investment advisers, (5) by our executive officers and directors and their immediate family members, as well as officers and employees of the Advisers or its affiliates and their immediate family members, and joint venture partners, consultants and other service providers or (6) other categories of investors that we may name from time to time. The minimum initial investment in the Fund by any investor is $1,000,000 with respect to Class I units, and the minimum additional investment in the Fund by any investor is $500 with respect to Class I units. However, the Fund, in its sole discretion, may accept investments below these minimums.

The Class M units are generally available for purchase only (1) through fee-based programs, also known as wrap accounts, that provide access to Class I units, (2) by endowments, foundations, pension funds and other institutional investors, (3) through participating intermediaries that have alternative fee arrangements with their clients to provide access to Class I units, (4) through certain registered investment advisers, (5) by our executive officers and directors and their immediate family members, as well as officers and employees of the Advisers or its affiliates and their immediate family members, and joint venture partners, consultants and other service providers or (6) other categories of investors that we may name from time to time. The minimum initial investment in the Fund by any investor is $1,000,000 with respect to Class M units, and the minimum additional investment in the Fund by any investor is $500 with respect to Class M units. However, the Fund, in its sole discretion, may accept investments below these minimums.

We will endeavor to take all reasonable actions to avoid interruptions in the continuous Private Offering. Although the Common Units in the Private Offering will be sold under the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act, there can be no assurance that we will not need to suspend our Private Offering for various reasons, including but not limited to regulatory review from the SEC and various state regulators, to the extent applicable.

We intend to issue Common Units in the Private Offering on a continuous basis at a price as determined by the Board in accordance with the limitations of Section 23 under the 1940 Act; provided that we retain the right, if determined by us in our sole discretion, to accept subscriptions and issue Common Units, in amounts to be determined by us, more or less frequently to one or more investors for regulatory, tax or other reasons as we may determine to be appropriate.

We are a private, perpetual-life BDC, which is a BDC whose Common Units are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose Common Units are intended to be sold by us monthly on a continuous basis at a price generally equal to our NAV per Common Unit.

Investors may sell, assign, transfer or otherwise dispose of (in each case, a “Transfer”) their Common Units provided that the transferee satisfies applicable eligibility and/or suitability requirements, and the Transfer is otherwise made in accordance with applicable securities, tax, anti-money laundering and other applicable laws and compliance with our LLC Agreement. Each transferee must agree to be bound by the restrictions set forth in the subscription agreement relating to our Common Units (the “Subscription Agreement”) and the LLC Agreement and all other obligations as an investor in the Fund.

In connection with the Offering, we have agreed to provide certain information regarding the Fund’s operations and investments to an anchor investor. In the event that the anchor investor receives notice that pursuant to the Offering they would cease to own 60.00% of the Fund’s outstanding Common Units, the anchor investor shall have the right, but not the obligation, to increase its ownership in the Fund by up to $250 million. The Fund has agreed to not reject any subscriptions from the anchor investor that would maintain their ownership at or above 50.01%, subject to the investor’s election to increase its ownership. As a result, this anchor investor may never be diluted below ownership of a majority of the Fund’s Common Units.

Purchase Price and Fees

We intend to sell our Common Units at an offering price that we believe reflects the NAV per applicable class of unit as determined in accordance with the Fund’s share pricing policy. There is no guarantee that this NAV will be equal to the offering price of our Common Units at any closing.

The Fund and the Adviser have received exemptive relief from the SEC that permits the Fund to issue multiple classes of common units of limited liability company interests with different sales loads and ongoing unitholder servicing and/or distribution fees, among other items (“Multi-Class Relief”).

Upfront Placement Fee

Neither the Fund nor its placement agent (the “Placement Agent”) will charge upfront selling commissions for sales of Class A, Class S, Class I or Class M units. However, if an investor purchases such units from certain financial intermediaries, they may directly charge the investor transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that they limit such charges to 3.50% of the subscription amount for Class A units and 1.50% of the subscription amount for Class S units (the “Placement Fee”). No Placement Fee may be charged with respect to Class I or Class M units. No Placement Fee may be charged without the consent of the Placement Agent. The Placement Agent may elect to reduce, or otherwise modify or waive the Placement Fee with respect to any investor in its sole discretion.

Unitholder Servicing and/or Distribution Fees

The following table shows the unitholder servicing and/or distribution fees the Fund will pay the Placement Agent with respect to Class A, Class S, Class I and Class M units on an annualized basis as a percentage of NAV for such class, subject to FINRA and other limitations on underwriting compensation described in “—Limitations on Placement Compensation” below. The unitholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month. The unitholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase. No unitholder servicing or distribution fees will be paid with respect to the Class I or Class M units.

Unitholder Servicing and/or Distribution Fee as a % of NAV
Class A units	0.85%
Class S units	0.25%
Class I units	—%
Class M units	—%

The Placement Agent will reallow (pay) all or a portion of the unitholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing services performed by such brokers, and will waive the unitholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the unitholder servicing and/or distribution fees with respect to Class A units and Class S units will be calculated based on the aggregate NAV for all of the outstanding units of each such class, it could reduce the NAV with respect to all units of each such class, including units issued under the Fund’s distribution reinvestment plan. In addition, because the unitholder servicing and/or distribution fees with respect to Class A units and Class S units may be deducted from the gross distributions for each such unit class, the per unit amount of distributions on Class A, Class S, Class I and Class M units generally may differ.

Other Compensation

The Adviser may pay additional compensation, out of its own funds and not as an additional charge to the Fund or investors, to selected brokers, dealers or other financial intermediaries, including affiliated broker dealers, for the purpose of introducing a selling agent to the Fund and/or promoting the recommendation of an investment in the Common Units. Such payments made by the Adviser may be based on the aggregate purchase price of investors in the Fund as determined by the Adviser. The amount of these payments is determined from time to time by the Adviser and may be substantial.

Limitations on Placement Compensation

The Fund will cease paying the unitholder servicing and/or distribution fee on the Class A units and Class S units on the earlier to occur of the following: (i) a listing of Class I or Class M units on a national securities exchange, (ii) the Fund’s merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of the Fund’s assets or (iii) the date following the completion of the primary portion of the Offering on which, in the aggregate, underwriting compensation from all sources in connection with the Offering, including the unitholder servicing and/or distribution fee and other underwriting compensation, is equal to 10% of the gross proceeds from such primary offering.

In addition, consistent with the Multi-Class Relief allowing the Fund to offer multiple classes of units, at the end of the month in which the Placement Agent in conjunction with the transfer agent determines that total transaction or other fees, including upfront placement fees or brokerage commissions, and unitholder servicing and/or distribution fees paid with respect to the common units held in a unitholder’s account would exceed, in the aggregate, 10% of the gross proceeds from the sale of such units (or a lower limit as determined by the Placement Agent or the applicable selling agent), the Fund will cease paying the unitholder servicing and/or distribution fee on the Class A units and Class S units in such unitholder’s account. Compensation paid with respect to the common units in a unitholder’s account will be allocated among each unit such that the compensation paid with respect to each individual unit will not exceed 10% of the offering price of such unit. The Fund may modify this requirement in a manner that is consistent with applicable exemptive relief. At the end of such month, the Class A units or Class S units in such unitholder’s account will convert into a number of Class I units (including any fractional units), with an equivalent aggregate NAV as such Class A or Class S units.

Potential Conflicts of Interest; Co-Investment Opportunities

The Adviser and its affiliates will be subject to certain conflicts of interest with respect to the services the Adviser provides for us. These conflicts will arise primarily from the involvement of the Adviser and its affiliates in other activities that may conflict with our activities. You should be aware that individual conflicts will not necessarily be resolved in favor of our interest.

The Partners Group platform operates in its own economic interests and neither it nor any affiliate of Partners Group (other than the Adviser, a “Partners Group Party”) is generally obligated, or should be expected, to take into account the Fund’s interests in making any decision, including with respect to the origination, terms and availability to the Fund of loans and decisions with respect to an Partners Group Party or Other Account’s (as defined below) interest in a loan, except as otherwise required by the terms and conditions of any co-investment exemptive relief obtained by the Fund. Moreover, when personnel of the Adviser are shared with other Partners Group Parties or otherwise act on behalf of the Partners Group platform, an Partners Group Party or other client accounts, including funds, vehicles, joint ventures, loan programs, special purpose entities, warehouses, collateralized loan obligations (“CLOs”), co-investment vehicles, and other entities and accounts sponsored, managed, serviced or advised by the Adviser and its affiliates (collectively “Other Accounts”), such personnel have an obligation to pursue the best interests of the party on whose behalf they are acting at the time, whose interests could diverge from the best interest of the Fund. As a result, a decision made by or on behalf of a Partners Group Party or the Partners Group platform (including by shared personnel) could adversely impact the amount, price, availability, terms and subsequent decisions with respect to the Portfolio Companies in which the Fund ultimately invests.

The Fund has received exemptive relief from the SEC to allow certain managed funds accounts and vehicles, each of whose investment adviser is the Adviser or an investment adviser controlling, controlled by or under common control with the Adviser to participate in negotiated co-investment transactions. Subject to the 1940 Act and the conditions of the co-investment order issued by the SEC, the Fund may, under certain circumstances, co-invest with certain affiliated accounts in investments that are suitable for the Fund and one or more of such affiliated accounts. Even though the Fund and any such affiliated account co-invest in the same securities, conflicts of interest may still arise. If the Adviser is presented with co-investment opportunities that generally fall within the Fund’s investment objective and strategies and those of one or more affiliated accounts advised by the Adviser, whether focused on a debt strategy or otherwise, the Adviser and its affiliates will allocate such opportunities among the Fund and such affiliated accounts in a manner consistent with the exemptive order and the Adviser’s allocation policies and procedures.

For a description of the potential conflicts of interest of the Fund as well as the allocation of investments among entities advised by the Adviser and its affiliates, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Investment Advisory Agreement

The Adviser is located at 1114 Avenue of the Americas, 37th Floor, New York, NY 10036. The Adviser is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our Board and in accordance with the 1940 Act, the Adviser manages our day-to-day operations and provides investment advisory services to us. Subject to the supervision of the Board, the Administrator and its affiliates will provide the administrative services necessary for the Fund to operate.

Subject to the overall supervision of our Board, our Adviser manages the day-to-day operations of, and provides investment advisory services to us. Under the terms of our Amended and Restated Investment Advisory Agreement, our Adviser, among other things:

●	Determines the composition and allocation of our investment portfolio, the nature and timing of the changes therein and the manner of implementing such changes;

●	Identifies, evaluates and negotiates the structure of the investments we make;

●	Performs due diligence on prospective Portfolio Companies;

●	Arranges financings and borrowing facilities for us;

●	Executes, closes, monitors and services our investments;

●	Determines the securities and other assets that we will purchase, retain, or sell; and

●	Provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds, including, but not limited to:

o	Making, in consultation with the Board, investment strategy decisions for the Fund;

o	Serving as the Fund’s valuation designee pursuant to Rule 2a-5 under the 1940 Act and reasonably assisting the Fund’s other service providers with the valuation of the Fund’s assets;

o	Directing investment professionals of the Adviser to provide managerial assistance to Portfolio Companies of the Fund as requested by the Fund, from time to time;

o	Exercising voting rights in respect of the Fund’s portfolio assets and other investments;

o	Submit, upon request by an official or agency administering the securities laws of a state (a “State Administrator”), to such State Administrator the reports and statements required to be distributed to the Fund’s unitholders pursuant to the Amended and Restated Investment Advisory Agreement, any registration statement filed with the SEC and applicable federal and state law;

●	Certain other obligations in the event the Common Units are publicly offered pursuant to a registration statement; and

●	Consistent with its fiduciary responsibility and duty to the Fund for the safekeeping and use of all the funds and assets of the Fund, ensure that the Adviser does not or permit any other party to employ such funds or assets except for the exclusive benefit of the Fund. The Adviser shall not contract away any fiduciary obligation owed by the Adviser to the Fund’s unitholders under common law.

We rely, in part, on our Adviser to manage our day-to-day activities and to implement our investment strategy. Our Adviser and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, our Adviser and certain of its affiliates and their respective employees will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved. Therefore, our Adviser and its affiliates and their respective personnel may experience conflicts of interest in allocating management time, services, and functions among us and any other business ventures in which they or any of their key personnel, as applicable, are or may become involved. This could result in actions that are more favorable to other affiliated entities than to us. However, our Adviser believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to all activities in which they are involved. They are free to furnish similar services to other entities so long as their services to us are not impaired.

Compensation of the Adviser

Pursuant to the Amended and Restated Investment Advisory Agreement and for the investment advisory and management services provided thereunder, we pay our Adviser the Base Management Fee and the Incentive Fee (both, as defined herein).

Base Management Fee

The base management fee (“Base Management Fee”) payable under the Amended and Restated Investment Advisory Agreement is calculated and payable quarterly in an amount equal to an annual rate of 1.00% of the Fund’s Adjusted Net Assets (as defined below). The Base Management Fee for any partial quarter will be appropriately prorated and adjusted for any common unit issuances or repurchases during the relevant calendar months or quarters, as the case may be. For purposes of calculating the Base Management Fee, “Adjusted Net Assets,” as of any calendar quarter end, means the sum of (i) the Fund’s total net assets and (ii) any Base Management Fee and Incentive Fee expenses incurred by the Fund with respect to such calendar quarter end.

Incentive Fee

Under the Amended and Restated Investment Advisory Agreement, the Fund pays the Adviser an incentive fee (the “Incentive Fee”), at the close of each fiscal year in which the Hurdle Rate (as defined below) was exceeded, of ten percent (10%) of (i) Pre-Incentive Fee Net Gains (as defined below) of the Fund over (ii) the then balance, if any, of the respective Loss Recovery Account (as defined below) for the Common Units (each expressed as a percentage of the Fund’s fiscal year-end NAV) before deduction of the Incentive Fee; provided that the portion of the Incentive Fee sourced from capital gains will not exceed 20.0% of the Fund’s realized capital gains on a cumulative basis from inception, calculated as of the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any Incentive Fees sourced from capital gains previously paid. No Incentive Fee was payable to the Adviser if, at the close of such fiscal year, the excess, if any, of (i) the Pre-Incentive Fee Net Gains of the Fund, attributable to Common Units (based on the NAV of the Fund’s assets) over (ii) the then balance, if any, of the Loss Recovery Account for the Common Units (expressed as a percentage of the Fund’s NAV) did not exceed 6.00% of the monthly average of the Fund’s NAV attributable to the Common Units (based on the NAV of the Fund’s assets) before deduction of the Incentive Fee for that fiscal year (the “Hurdle Rate”), subject to a “catch-up” provision.

“Pre-Incentive Fee Net Gains” means the amount by which any interest income, dividend income, realized gains, and any other income accrued on investments of the Fund during the fiscal year (“Gains”) exceeds all operating expenses for the Fund and realized and unrealized losses for the fiscal year (including costs related to hedging, as well as the Base Management Fee, but excluding the Incentive Fee) (“Losses”). For this purpose, net losses meant the amount by which Gains failed to exceed Losses (“Net Losses”).

“Loss Recovery Account” means a memorandum account for the Common Units, which had an initial balance of zero and was (i) increased upon the close of each fiscal year of the Fund by the amount of the Net Losses of the Fund for the fiscal year (based on of the NAV of the Fund’s assets), and (ii) decreased (but not below zero) upon the close of each fiscal year of the Fund by the amount of the Pre-Incentive Fee Net Gains of the Fund for the fiscal year.

Certain Other Terms

Unless earlier terminated as described below, the Amended and Restated Investment Advisory Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Directors. We may terminate the Amended and Restated Investment Advisory Agreement upon 60 days’ written notice without payment of any penalty. The decision to terminate may be made by a majority of the Board or the unitholders holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, the Adviser may terminate the Amended and Restated Investment Advisory Agreement upon 60 days’ written notice. The Amended and Restated Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.

The Amended and Restated Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of the Adviser’s duties or by reason of the reckless disregard of their duties and obligations, the Adviser and its respective officers, managers, partners, members (and its members, including the owners of their members), agents, employees, Controlling Persons and any other person or entity affiliated with them are entitled to indemnification from the Fund for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Amended and Restated Investment Advisory Agreement.

Payment of Our Expenses

Organization and Offering Expenses

The Fund will bear the organization and offering expenses incurred in connection with the formation of the Fund and the offering of Common Units, including the out-of-pocket expenses of the Adviser and its agents and affiliates. In addition, the Fund will reimburse the Adviser for the organizational and offering costs it incurs on the Fund’s behalf.

Expense Support and Conditional Reimbursement Agreement

The Fund has entered into an expense support and conditional reimbursement with the Adviser (the “Expense Limitation Agreement”). The Adviser (i) shall waive the Base Management Fee, pay and/or absorb a portion of our Other Operating Expenses (defined below) in order that such expenses do not exceed 1.00% (on an annualized basis) of our Aggregate Capital Commitments (as defined below) (the “Expense Limitation”) and (ii) may elect to pay an additional portion of our expenses from time to time (collectively, a “Waiver”). For the purposes of the Expense Limitation Agreement, “Other Operating Expenses” will be our organization and offering expenses, professional fees, directors’ fees, administration fees, and other general and administrative expenses (excluding the Base Management Fee, taxes, interest expense, brokerage commissions, transaction-related expenses arising out of investments made by us, extraordinary expenses, credit facility arrangement fees, servicing fees and the Incentive Fees). Further, for the purposes of the Expense Limitation Agreement, “Aggregate Capital Commitments” means the sum of all amounts made pursuant to Subscription Agreements between investors and us.

The Fund agrees to carry forward, for a period not to exceed (3) three years from the date on which a Waiver is made by the Adviser, all fees and expenses in excess of the Expense Limitation that have been waived, paid or absorbed by the Adviser, and to repay the Adviser such amounts, provided the Fund is able to effect such repayment and remain in compliance with the Expense Limitation. To the extent that such repayment is due, it shall be made as promptly as possible, in conjunction with the next succeeding payment of the Base Management Fee to the Adviser. To the extent that the full amount of such waived amount or expense paid cannot be repaid as provided in the previous sentence within such applicable three-year period, such repayment obligation shall be extinguished.

Either the Fund or the Adviser may terminate the Expense Limitation Agreement at any time, with or without notice, without the payment of any penalty, provided that any expense payments that have not been reimbursed by the Fund to the Adviser will remain the obligation of the Fund following any such termination, subject to the terms of the Expense Limitation Agreement.

Other Expenses

The Fund will also bear all other out-of-pocket costs and expenses of the Fund’s operations and transactions, including, but not limited to:

●	Base Management Fee and Incentive Fee;

●	all direct and indirect costs and expenses incurred by the Adviser for non-compensation related overhead allocable to performance of investment advisory services under the Amended and Restated Investment Advisory Agreement by the Adviser, including the costs and expenses of due diligence of potential investments, monitoring performance of the Fund’s investments, serving as directors and officers of Portfolio Companies, providing managerial assistance to Portfolio Companies, enforcing the Fund’s rights in respect of its investments and disposing of investments;

●	organizational and offering expenses, subject to the terms of the Expense Limitation Agreement;

●	expenses incurred in valuing the Fund’s assets and computing its NAV per unit (including the cost and expenses of any independent valuation firm);
18

●	expenses incurred by the Administrator or payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Fund and in monitoring the Fund’s investments and performing due diligence on the Fund’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Fund’s investments and other fees and expenses related to the Fund’s borrowings;

●	fees and expenses related to the Fund’s borrowings and other securities (including underwriting, placement agent, technology platforms, investor diligence and similar fees and commissions);

●	distributions on the Fund’s units;

●	administration fees;

●	the allocated costs incurred by the Adviser in providing managerial assistance to those Portfolio Companies, as requested;

●	amounts payable to third parties relating to, or associated with, making investments;

●	federal and state registration fees;

●	all costs of registration and listing the Fund’s units on any securities exchange;

●	federal, state and local taxes;

●	Independent Directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to unitholders, including printing costs;

●	the Fund’s allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

●	all indemnification payments payable pursuant to agreements with third-parties or pursuant to the LLC Agreement;

●	expenses relating to the development and maintenance of the Fund’s website and use of third-party technology platforms (investor hosting and similar platforms and service providers);

●	license fees for software tools and information technology used in connection with the administration of the Fund’s business, direct costs and expenses of administration, including audit and legal costs; and

●	all other expenses incurred by the Fund, the Adviser, or the Administrator in connection with administering the Fund’s business.

Indemnification

The Amended and Restated Investment Advisory Agreement provides that, in the absence of Disabling Conduct (as defined in the LLC Agreement) in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Adviser and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, Controlling Persons and any other person or entity affiliated with it (each and “Indemnified Party” and, collectively, the “Indemnified Parties”) are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Amended and Restated Investment Advisory Agreement or otherwise as our investment adviser. However, the Fund would not provide indemnification for any liability or loss unless the Indemnified Party has determined in good faith that the course of conduct of such Indemnified Party giving rise to the loss or liability was in the best interests of the Fund, that the Indemnified Party was acting on behalf of or performing services for the Fund, that such liability or loss was not the result of (A) negligence or misconduct, in the case that the Indemnified Party is a member of the Board (other than an Independent Director), officer, employee, sponsor, Controlling Person (as defined in the Fund’s LLC Agreement) or agent of the Fund or the Adviser and its Controlling Person, in each case, as determined by a court of competent jurisdiction in a final, non-appealable order, or (B) gross negligence or willful misconduct, in the case that the Indemnified Party is an Independent Director, and such indemnification or agreement to hold harmless is recoverable only out of the Fund’s net assets and not from the Fund’s unitholders.

Further, the Fund will not provide indemnification for any losses, liabilities or expenses arising from or out of an alleged violation of federal or state securities laws unless there has been a successful adjudication on the merits of each count involving alleged material securities law violations, such claims have been dismissed with prejudice on the merits by a court of competent jurisdiction, or a court of competent jurisdiction approves a settlement of the claims against the Indemnified Party and finds that indemnification of the settlement and the related costs should be made, and the court considering the request for indemnification has been advised of the position of the SEC and of the published position of any state securities regulatory authority in which Common Units were offered or sold as to indemnification for violations of securities laws. The Fund may pay or reimburse reasonable legal expenses and other costs incurred by the Indemnified Party in advance of final disposition of a proceeding only if the proceeding relates to acts or omissions with respect to the performance of duties or services on behalf of the Fund, the Indemnified Party provides written affirmation in good faith that the Indemnified Party has met the standard of receiving indemnification, the legal proceeding is initiated by a third party who is not a Fund unitholder or, if by a Fund unitholder acting in his or her capacity as such, a court of competent jurisdiction approves such advancement and the Indemnified Party provides written agreement to repay the amount paid or reimbursed by the Fund if it is ultimately determined that the Indemnified Party is not entitled to indemnification.

Board Approval of the Amended and Restated Investment Advisory Agreement

Our initial managers and unitholders have approved the Amended and Restated Investment Advisory Agreement and our Board, including our Independent Directors, has approved and ratified the same. In reaching a decision to approve the Amended and Restated Investment Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:

●	the nature, quality and extent of the advisory and other services to be provided to the Fund by the Adviser;

●	the proposed investment advisory fee rates to be paid by the Fund to the Adviser;

●	the fee structures of comparable externally managed BDCs that engage in similar investing activities;

●	our projected operating expenses and expense ratio compared to BDCs with similar investment objectives;

●	information about the services to be performed and the personnel who would be performing such services under the Amended and Restated Investment Advisory Agreement; and

●	the organizational capability and financial condition of the Adviser and its affiliates.

Defaulting Unitholders

In the event that a subscriber fails to pay all or any portion of the drawdown purchase price due from such subscriber to be paid by the investor to purchase Common Units on any drawdown date and such default remains uncured for a period of 10 days, then the Fund may declare the subscriber to be in default on its obligations under the Subscription Agreement (in such capacity, a “Defaulting Unitholder” and, collectively with any other subscribers declared to be in default, the “Defaulting Unitholder”) and will be permitted to pursue one or any combination of the following remedies:

●	The Fund may prohibit the Defaulting Unitholder from purchasing any additional Common Units on any future drawdown date.

●	50% of the Common Units then held by the Defaulting Unitholder may be automatically forfeited and transferred on the books of the Fund to the other unitholders (other than any Defaulting Unitholder), which transfer will be on a pro rata basis, provided that the Fund retains the right to make non-pro rata transfers for any reason in the Fund’s sole discretion, including, without limitation, if the Fund determines that it is necessary or advisable in light of applicable legal, tax, regulatory and other considerations.
20

●	To the maximum extent permitted by applicable law, the Defaulting Unitholder will appoint the Fund as its proxy to exercise all voting and other rights of such Defaulting Unitholder with respect to all Common Units held by such Defaulting Unitholder.

●	The Fund may pursue any other remedies available to the Fund at law or in equity.

Unit Repurchase Program

We are a non-exchange traded, perpetual-life BDC, which is a BDC whose common units are not listed – and are not expected in the future to be listed – on a stock exchange or other securities market. In addition, our strategy does not contemplate the future winding up or liquidation of the Fund. As such, we use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose common units are intended to be sold by the BDC on a continuous basis at a price equal to the BDC’s NAV per unit. In our perpetual-life structure, we may offer investors an opportunity to repurchase their Common Units on a quarterly basis at NAV, but we are not obligated to offer to repurchase any Common Units in any particular quarter in our discretion. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of the Fund being a forced seller of assets in market downturns compared to non-perpetual funds.

As noted above, we do not intend to pursue a Liquidity Event. In the event the Board does elect to pursue a Liquidity Event, each investor will be required to agree to cooperate with the Fund and take all actions, execute all documents and provide all consents as may be reasonably necessary or appropriate to consummate an initial public offering (“IPO”) or exchange listing, it being understood that the Fund may, without obtaining the consent of any investors, make modifications to the Fund’s constitutive documents, capital structure and governance arrangements so long as, in the reasonable opinion of the Board, (x) the economic interests of the investors are not materially diminished or materially impaired, (y) such modifications are consistent with the requirements applicable to BDCs under the 1940 Act and (z) such modifications are not inconsistent with the provisions set forth in this Annual Report.

Beginning no later than the first anniversary of the date we elected to be regulated as a BDC, and at the discretion of the Board, we intend to commence a Common Unit repurchase program (the “Unit Repurchase Program”) in which we intend to offer to repurchase, in each quarter, up to 5% of our Common Units outstanding (either by number of units or aggregate NAV, as determined by the Board) as of the close of the previous calendar quarter. The Board may amend or suspend the Unit Repurchase Program at any time if in its reasonable judgment it deems such action to be in our best interest and the best interest of our unitholders, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. As a result, Common Unit repurchases may not be available each quarter. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All units purchased by us pursuant to the terms of each repurchase offer will be retired and thereafter will be authorized and unissued units.

In the event the amount of Common Units tendered for repurchase exceeds the repurchase offer amount, Common Units will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly repurchase offer, or upon the recommencement of the Unit Repurchase Program, as applicable.

The majority of our assets will consist of instruments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have sufficient liquid resources to make repurchase offers. In order to provide liquidity for Common Unit repurchases, we intend to generally maintain under normal circumstances an allocation to syndicated loans, which will generally be liquid. We may fund repurchase requests from sources other than cash flow from operations, including the sale of assets, borrowings, return of capital or offering proceeds, and although we generally expect to fund distributions from cash flow from operations, we have not established limits on the amounts we may pay from such sources. Should making repurchase offers, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Fund as a whole, or should we otherwise determine that investing our liquid assets in originated loans or other illiquid investments rather than repurchasing our Common Units is in the best interests of the Fund as a whole, then we may choose to offer to repurchase fewer Common Units than described above, or none at all.

If the Fund undergoes a listing or merges into a listed company, in accordance with the terms of the Subscription Agreement pertaining to the private placement, investors will be required to agree to certain lock-up and manner-of-sale restrictions with respect to their Common Units. In particular, unitholders would be restricted from transferring any Common Units for 180 days. The lock-up would apply to all Common Units acquired prior to such listing or merger but would not apply to any units acquired after and pursuant to the DRIP (as defined below).

Dividend Reinvestment Plan

Our Board intends to declare and pay distributions on a quarterly basis. We have adopted an “opt out” Dividend Reinvestment Plan (“DRIP”) pursuant to which unitholders can elect to “opt out” in their Subscription Agreements (subject to limitations that may apply in certain U.S. states and other jurisdictions which either do not permit automatic enrollment in DRIPs absent affirmative enrollment and other U.S. states and jurisdictions in which investors must receive their distributions in cash). We will reinvest all distributions declared by our Board on behalf of unitholders who do not elect to receive their distributions in cash (the “Participants”). As a result, if our Board declares a distribution, then unitholders who have not elected to “opt out” of the DRIP will have their distributions automatically reinvested in additional Common Units, as described below. The timing and amount of any future distributions to unitholders are subject to applicable legal restrictions and the sole discretion of the Board.

No action will be required on the part of a unitholder to have its distributions reinvested in Common Units. A registered unitholder will be able to elect to receive an entire distribution in cash by notifying the Administrator in writing (i) via overnight mail, Attn: Partners Group Shareholder Services, c/o State Street Corporation, 1 Heritage Drive, North Quincy, MA 02171, (ii) via USPS mail, Attn: Partners Group Shareholder Services, c/o State Street Corporation, P.O. Box 5493, Boston, MA 02206 or (iii) via fax to (617) 937-3051. Such written notice must be received by the Administrator at least 60 days prior to the record date of the distribution, or the unitholder will receive such distribution in Common Units through the DRIP. If Common Units are held by a broker or other financial intermediary, in some circumstances a unitholder may “opt out” of the DRIP by notifying its broker or other financial intermediary of such election. Please check with your broker or other financial intermediary for more details.

We intend to use newly issued units to implement the DRIP. The number of units we will issue to Participants is determined by dividing the total dollar amount of the distribution payable to the Participant by the NAV per Common Unit determined by our Board, subject to any adjustment as required by the 1940 Act.

There will be no selling commissions, dealer manager fees or other sales charges to the Participant if they elect to participate in the DRIP. The Fund will pay the Administrator’s fees under the DRIP. No commission or other remuneration will be paid, directly or indirectly, in connection with the distributions of units under the DRIP.

Participants who receive distributions in the form of Common Units will generally be subject to the same federal, state and local tax consequences as they would be had they elected to receive their distributions in cash. A unitholder’s basis for determining gain or loss upon the sale of units received in a distribution will be equal to the amount treated as a distribution for U.S. federal income tax purposes, which will generally be equal to the cash that the unitholder would have received in the applicable distribution. Any units received in a distribution will have a holding period for tax purposes commencing on the day following the day on which the units are credited to the Participant’s account.

The Fund reserves the right to amend, suspend or terminate the DRIP. We may terminate the DRIP upon notice in writing either mailed to unitholders or disclosed in reports or other filings the Fund makes with the SEC at least 30 days prior to any record date for the payment of any distribution. Participants may terminate their account under the DRIP by notifying the Administrator.

Emerging Growth Company

We are an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act.” As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. For so long as we remain an emerging growth company, we will not be required to:

●	have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	submit certain executive compensation matters to unitholder advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding unitholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding unitholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; or
22

●	disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies.

We will remain an emerging growth company for up to five years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1.235 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act.

We do not believe that being an emerging growth company will have a significant impact on our business or the Offering. As stated above, we have elected to opt in to the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our Common Units are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company.

Human Capital

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Amended and Restated Investment Advisory Agreement. Each of our executive officers described under “Directors and Executive Officers” is employed by the Adviser or its affiliates, except that our Chief Compliance Officer is compensated directly by the Fund as further described in under “Directors and Executive Officers.” Our day-to-day investment operations will be managed by the Adviser. The services necessary for the sourcing and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates. The Investment Committee will focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments.

Regulation as a BDC

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Qualifying Assets. As a BDC, we are required to comply with certain regulatory requirements. For instance, we are required to invest at least 70% of our total assets in Qualifying Assets (as defined below), including securities of U.S. operating companies whose securities are not listed on a national securities exchange, U.S. operating companies with listed securities that have equity market capitalizations of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act (“Qualifying Assets”), unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the company’s total assets. The principal categories of Qualifying Assets relevant to our business are any of the following:

(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible Portfolio Company, or from any other person, subject to such rules as may be prescribed by the SEC. An “Eligible Portfolio Company” is defined in the 1940 Act as any issuer which:

(a) is organized under the laws of, and has its principal place of business in, the United States;

(b) is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c) satisfies any of the following:

(i) does not have any class of securities that is traded on a national securities exchange;

(ii) has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

(iii) is controlled by a BDC or a group of companies, including a BDC and the BDC has an affiliated person who is a director of the Eligible Portfolio Company; or

(iv) is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

(2) Securities of any Eligible Portfolio Company that we control.

(3) Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4) Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the Eligible Portfolio Company.

(5) Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6) Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Significant Managerial Assistance to Portfolio Companies. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. BDCs generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments. Pending investment in other types of Qualifying Assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Warrants. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase units that it may have outstanding at any time. In particular, the amount of units that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase units cannot exceed 25% of the BDC’s total outstanding units.

Asset Coverage, Indebtedness, and Senior Securities. We are permitted, under specified conditions, to borrow money and issue multiple classes of debt and one class of equity securities senior to our Common Units if our asset coverage, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, is at least equal to 150% immediately after each such issuance. The application of the 150% asset coverage requirement permits us to double the maximum amount of leverage that we are permitted to incur compared to BDCs who have not obtained the requisite approvals and made the required disclosures. In addition, while any senior securities remain outstanding, we must make provision to prohibit any distribution to our unitholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors — Risks Related to Business Development Companies — Regulations governing our operation as a BDC and a RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.”

Code of Ethics. We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that, among other matters, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy this code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our Directors who are not interested persons and, in some cases, the prior approval of the SEC. We have received exemptive relief from the SEC to allow certain managed funds accounts and vehicles, each of whose investment adviser is the Adviser or an investment adviser controlling, controlled by or under common control with the Adviser to participate in negotiated co-investment transactions.

Other. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and the affiliates of those affiliates or underwriters. The 1940 Act also requires that a majority of the Directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by holders of a majority of our outstanding voting securities. The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our voting securities.

As a BDC, we will generally not be able to issue and sell our Common Units at a price below NAV per unit. See “Item 1A. Risk Factors — Risks Related to Business Development Companies — Regulations governing our operation as a BDC and a RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our Common Units, or warrants, options or rights to acquire our Common Units, at a price below the then current NAV of our Common Units if the Board determines that such sale is in our best interests and the best interests of our unitholders, and our unitholders approve such sale. In addition, we may generally issue new Common Units at a price below NAV in rights offerings to existing unitholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we may be examined periodically by the SEC for compliance with the 1940 Act. Our Adviser is a registered investment adviser and is also subject to examination by the SEC.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any Director or officer against any liability to us or our unitholders arising from willful misconduct, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

Compliance Policies and Procedures. We and our Adviser have adopted written policies and procedures reasonably designed to prevent violation of the federal securities laws. We have designated our Chief Compliance Officer to implement these compliance policies and procedures and annually review them with our Board to assess their adequacy and effectiveness.

Proxy Voting Policies and Procedures. We delegate our proxy voting responsibility to our Adviser. The proxy voting policies and procedures that our Adviser follows are set forth below and are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act. The guidelines will be reviewed periodically by our Adviser and our non-interested Directors, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, the Adviser has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interest of clients and not subrogate client interests to its own interests. Rule 206(4)-6 under the Advisers Act places specific requirements on registered investment advisers with proxy voting authority.

Proxy Policies. The Adviser’s policies and procedures are reasonably designed to ensure that the Adviser votes proxies in the best interest of the Fund. The Adviser’s general policy is to vote on behalf of a client in a manner that serves the client’s best economic interest, as determined by the Adviser in its discretion, taking into account relevant factors, such as the impact on the value of the returns of the client and industry and business practices. The Adviser’s proxy voting policies and procedures are designed to identify conflicts that arise or could arise between the Adviser’s interests and those of each client, including the Fund. If it is determined that any such conflict is not material, the Adviser could vote notwithstanding the existence of the conflict. Alternatively, if the conflict of interest is determined to be material, one or more methods will be used to resolve the conflict, including (i) disclosing the conflict to the client and obtaining its consent, in accordance with the applicable client agreement, before voting; (ii) engaging a third party to recommend a vote with respect to the proxy; or (iii) such other method as is deemed reasonable under the circumstances. Although the Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

Decisions on how to vote a proxy generally are made by the Adviser. The Investment Committee and the members of the Investment Committee covering the applicable security often have the most intimate knowledge of both a company’s operations and the potential impact of a proxy vote’s outcome. Decisions are based on a number of factors which may vary depending on a proxy’s subject matter, but are guided by the general policies described in the proxy policy. In addition, the Adviser may determine not to vote a proxy after consideration of the vote’s expected benefit to clients and the cost of voting the proxy.

Proxy Voting Records. You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Partners Group Lending Fund, LLC, c/o Partners Group (USA), Inc., 1114 Avenue of the Americas, 37th Floor, New York, NY 10036.

Privacy Notice. Financial companies choose how they share investors’ personal information. Federal law gives our clients the right to limit some but not all sharing. Federal law also requires us to tell investors how we collect, share, and protect their personal information. We are sensitive to investors’ privacy concerns and have a policy of protecting the confidentiality and security of information we collect about investors. We do not disclose non-public personal information about our investors or former investors to third parties other than as described below.

We collect personal information about investors in connection with our providing advisory services to them. This information includes investors’ social security number and may include other information such as investors’:

●	assets;

●	investment experience;

●	transaction history;

●	income; and

●	information captured on our website, including any information captured via “cookies”.

We collect this information from investors through various means, including from information received from investors in conversations over the telephone, in voicemails, through written correspondence, via email, or on subscription agreements, investor questionnaires, partnership agreements, applications, or other forms. We also may collect investors’ personal information from other sources, such as our affiliates or other non-affiliated companies.

All financial companies need to share customers’ personal information to run their everyday business, and we use the personal information we collect from investors for our everyday business purposes or as permitted by law. These purposes may include the following:

●	In connection with the administration and operations of the fund to which the investor is subscribed, including disclosure to attorneys, accountants, auditors, administrators, and companies that assist us with mailing statements or processing your transactions;

●	In connection with investment activities, including disclosure to Portfolio Companies, co-investors in Portfolio Companies and their respective advisors and financial service providers;

●	To respond to a subpoena or court order, judicial process or regulatory inquiry; and

●	At the investor’s direction or with the investor’s consent, including the authorization to disclosure such information to persons acting in a fiduciary or representative capacity on the investor’s behalf.

If an investor is a citizen or resident of the EU or the European Economic Area (“EEA”) we will ensure appropriate safeguards are in place as required by applicable law to adequately protect investor’s personal information if it is processed by third parties outside the EU and EEA, including the execution of standard contractual clauses if the recipients are not located in a country with adequate data protection laws (as determined by the European Commission). Investors who are residents of California will also have certain specific rights provided under the California Consumer Protection Right.

We may provide investors’ personal information to our affiliates and to firms that assist us in servicing such investors’ accounts and have a need for such information, such as a broker or fund administrator. We may also disclose such information to service providers and financial institutions with whom we have joint marketing arrangements (i.e., a formal agreement between nonaffiliated financial companies that together market financial products or services to investors, such as placement agents). We require third-party service providers and financial institutions with which we have joint marketing arrangements to protect the confidentiality of investors’ information and to use the information only for the purposes for which we disclose the information to them. These sharing practices are consistent with federal privacy and related laws, and in general, investors may not limit our use of their personal information for these purposes under such laws. We note that the federal privacy laws only give investors the right to limit the certain types of information sharing that we do not engage in (e.g., sharing with our affiliates certain information relating to investors’ transaction history or creditworthiness for their use in marketing to such investors, or sharing any personal information with nonaffiliates for them to market to such investors).

To protect investors’ personal information from unauthorized access and use, we use security measures that comply with federal law. These measures include computer safeguards and secured files and buildings.

Reporting Obligations

We are subject to the requirements of Section 13(a) of the Exchange Act, including the rules and regulations promulgated under the Exchange Act. Under the Exchange Act, we are required to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the SEC and to comply with all other obligations of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of the Exchange Act. We are also subject to the proxy rules in Section 14 of the Exchange Act, and we and our Directors, officers and principal members will be subject to the reporting requirements of Sections 13 and 16 of the Exchange Act. Our filings with the SEC will be available free of charge on the SEC’s website at www.sec.gov.

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and the purchase, ownership and disposition of our units. This discussion does not purport to be complete or to deal with all aspects of U.S. federal income taxation that may be relevant to unitholders in light of their particular circumstances. Unless otherwise noted, this discussion applies only to U.S. unitholders that hold our units as capital assets. A U.S. unitholder is an individual who is a citizen or resident of the United States, a U.S. corporation, a trust if it (a) is subject to the primary supervision of a court in the United States and one or more U.S. persons have the authority to control all substantial decisions of the trust or (b) has made a valid election to be treated as a U.S. person, or any estate the income of which is subject to U.S. federal income tax regardless of its source. This discussion is based upon present provisions of the Code, the regulations promulgated thereunder, and judicial and administrative ruling authorities, all of which are subject to change, or differing interpretations (possibly with retroactive effect). This discussion does not represent a detailed description of the U.S. federal income tax consequences relevant to special classes of taxpayers including, without limitation, financial institutions, insurance companies, investors in pass-through entities, U.S. unitholders whose “functional currency” is not the U.S. dollar, tax-exempt organizations, dealers in securities or currencies, traders in securities or commodities that elect mark to market treatment, or persons that will hold our units as a position in a “straddle,” “hedge” or as part of a “constructive sale” for U.S. federal income tax purposes. In addition, this discussion does not address the application of the Medicare tax on net investment income or the U.S. federal alternative minimum tax, or any tax consequences attributable to persons being required to accelerate the recognition of any item of gross income with respect to our units as a result of such income being recognized on an applicable financial statement. Prospective investors should consult their tax advisors with regard to the U.S. federal tax consequences of the purchase, ownership, or disposition of our units, as well as the tax consequences arising under the laws of any state, foreign country or other taxing jurisdiction.

Taxation as a Regulated Investment Company

The Fund intends to elect and qualify each taxable year hereafter, to be treated as a RIC under Subchapter M of the Code.

To qualify for the favorable tax treatment accorded to RICs under Subchapter M of the Code, the Fund must, among other things: (1) have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year; (2) have filed with its return for the taxable year an election to be a RIC or have made such election for a previous taxable year; (3) derive in each taxable year at least 90% of its gross income from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or other income (including but not limited to gains from options, futures or forward contracts) derived with respect to its business of investing in such stock, securities, or currencies; and (b) net income derived from an interest in certain publicly-traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a “Qualified Publicly Traded Partnership”); and (4) diversify its holdings so that, at the end of each quarter of each taxable year of the Fund (a) at least 50% of the value of the Fund’s total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5% of the value of the Fund’s total assets, and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of the Fund’s total assets is invested in the securities (other than U.S. government securities or securities of other RICs) of (I) any one issuer, (II) any two or more issuers which the Fund controls and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) any one or more Qualified Publicly Traded Partnerships (described in 3(b) above).

To the extent that we invest in entities treated as partnerships for U.S. federal income tax purposes (other than a “qualified publicly traded partnership”), we generally must include the items of gross income derived by the partnerships for purposes of the 90% Income Test, and the income that is derived from a partnership (other than a “qualified publicly traded partnership”) will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income is attributable to items of income of the partnership that would be qualifying income if realized by us directly. In addition, we generally must take into account our proportionate share of the assets held by partnerships (other than a “qualified publicly traded partnership”) in which we are a partner for purposes of the Diversification Tests.

As a RIC, the Fund generally will not be subject to U.S. federal income tax on its investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for dividends paid) and net capital gain (the excess of net long-term capital gain over net short-term capital loss), if any, that it distributes in each taxable year to its unitholders, provided that it distributes at least 90% of the sum of its investment company taxable income and its net tax-exempt income (if any) for such taxable year. Generally, the Fund intends to distribute to its unitholders, at least annually, substantially all of its investment company taxable income and net capital gains, if any.

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax. To prevent imposition of the excise tax, the Fund must distribute during each calendar year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of its capital losses (adjusted for certain ordinary losses) for the one-year period ending December 31 of the calendar year and (iii) any ordinary income and capital gains for previous years that were not distributed during those years. For these purposes, the Fund will be deemed to have distributed any income or gains on which it paid U.S. federal income tax.

A distribution will be treated as paid on December 31 of any calendar year if it is declared by the Fund in October, November or December with a record date in such a month and paid by the Fund during January of the following calendar year. Such distributions will be taxable to unitholders in the calendar year in which the distributions are declared, rather than the calendar year in which the distributions are received.

If the Fund failed to qualify as a RIC or failed to satisfy the 90% distribution requirement in any taxable year, the Fund would be subject to U.S. federal income tax at regular corporate rates on its taxable income, even if such income were distributed to its unitholders, and all distributions out of earnings and profits (including distributions of net capital gain) would be taxed to unitholders as ordinary dividend income. Such distributions generally would be eligible (i) to be treated as “qualified dividend income” in the case of individual and other non-corporate unitholders and (ii) for the dividends received deduction in the case of corporate unitholders. In addition, the Fund could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.

While the Fund generally intends to qualify as a RIC for each taxable year, it is possible that as we ramp up our portfolio we may not satisfy the diversification requirements described above, and thus may not qualify as a RIC, for the short taxable year from the date on which we break escrow for this offering. In such case, however, we anticipate that the associated tax liability would not be material, and that such non-compliance would not have a material adverse effect on our business, financial condition and results of operations, although there can be no assurance in this regard. The remainder of this discussion assumes that the Fund qualifies as a RIC for each taxable year.

Distributions

Distributions to unitholders by the Fund of ordinary income (including “market discount” realized by the Fund on the sale of debt securities), and of net short-term capital gains, if any, realized by the Fund will generally be taxable to U.S. unitholders as ordinary income to the extent such distributions are paid out of the Fund’s current or accumulated earnings and profits. Distributions, if any, of net capital gains properly reported as “capital gain dividends” will be taxable as long-term capital gains, regardless of the length of time the unitholders has owned our units. A distribution of an amount in excess of the Fund’s current and accumulated earnings and profits (as determined for U.S. federal income tax purposes) will be treated by a unitholders as a return of capital which will be applied against and reduce the unitholder’s basis in his or her units. To the extent that the amount of any such distribution exceeds the unitholder’s basis in his or her units, the excess will be treated by the unitholder as gain from a sale or exchange of the units. Distributions paid by the Fund generally will not be eligible for the dividends received deduction allowed to corporations or for the reduced rates applicable to certain qualified dividend income received by non-corporate unitholders.

Distributions will be treated in the manner described above regardless of whether such distributions are paid in cash or invested in additional units pursuant to the distribution reinvestment plan. Unitholders receiving distributions in the form of additional units will generally be treated as receiving a distribution in the amount of the fair market value of the distributed units. The additional units received by a unitholder pursuant to the distribution reinvestment plan will have a new holding period commencing on the day following the day on which the units were credited to the unitholder’s account.

The Fund may elect to retain its net capital gain or a portion thereof for investment and be taxed at corporate rates on the amount retained. In such case, it may designate the retained amount as undistributed capital gains in a notice to its unitholders, who will be treated as if each received a distribution of its pro rata share of such gain, with the result that each unitholder will (i) be required to report its pro rata share of such gain on its tax return as long-term capital gain, (ii) receive a refundable tax credit for its pro rata share of tax paid by the Fund on the gain and (iii) increase the tax basis for its units by an amount equal to the deemed distribution less the tax credit.

The Internal Revenue Service currently requires that a RIC that has two or more classes of stock allocate to each such class proportionate amounts of each type of its income (such as ordinary income and capital gains) based upon the percentage of total dividends paid to each class for the tax year. Accordingly, if the Fund issues preferred units, the Fund intends to allocate capital gain dividends, if any, between its Common Units and preferred units in proportion to the total dividends paid to each class with respect to such tax year. Unitholders will be notified annually as to the U.S. federal tax status of distributions, and unitholders receiving distributions in the form of additional units will receive a report as to the NAV of those units.

Sale or Exchange of Common Units

Upon the sale or other disposition of our units (except pursuant to a repurchase by the Fund, as described below), a unitholder will generally realize a capital gain or loss in an amount equal to the difference between the amount realized and the unitholder’s adjusted tax basis in the units sold. Such gain or loss will be long-term or short-term, depending upon the unitholder’s holding period for the units. Generally, a unitholder’s gain or loss will be a long-term gain or loss if the units have been held for more than one year. For non-corporate taxpayers, long-term capital gains are currently eligible for reduced rates of taxation.

No loss will be allowed on the sale or other disposition of units if the owner acquires (including pursuant to the distribution reinvestment plan) or enters into a contract or option to acquire securities that are substantially identical to such units within 30 days before or after the disposition. In such a case, the basis of the securities acquired will be adjusted to reflect the disallowed loss. Losses realized by a unitholder on the sale or exchange of units held for six months or less are treated as long-term capital losses to the extent of any distribution of long-term capital gain received (or amounts designated as undistributed capital gains) with respect to such units.

From time to time, the Fund may offer to repurchase its outstanding units. Unitholders who tender all units of the Fund held, or considered to be held, by them will be treated as having sold their units and generally will realize a capital gain or loss. If a unitholder tenders fewer than all of its units or fewer than all units tendered are repurchased, such unitholder may be treated as having received a taxable dividend upon the tender of its units. In such a case, there is a risk that non-tendering unitholders, and unitholders who tender some but not all of their units or fewer than all of whose units are repurchased, in each case whose percentage interests in the Fund increase as a result of such tender, will be treated as having received a taxable distribution from the Fund. The extent of such risk will vary depending upon the particular circumstances of the tender offer, and in particular whether such offer is a single and isolated event or is part of a plan for periodically redeeming units of the Fund.

Under U.S. Treasury regulations, if a unitholder recognizes a loss with respect to units of $2 million or more for an individual unitholder or $10 million or more for a corporate unitholder, the unitholder must file with the Internal Revenue Service a disclosure statement on Internal Revenue Service Form 8886. Direct unitholders of portfolio securities are in many cases excepted from this reporting requirement, but under current guidance, unitholders of a RIC are not excepted. Future guidance may extend the current exception from this reporting requirement to unitholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. Unitholders should consult their tax advisors to determine the applicability of these regulations in light of their individual circumstances.

Nature of the Fund’s Investments

Certain of the Fund’s hedging and derivatives transactions are subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (ii) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (iv) cause the Fund to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vi) adversely alter the intended characterization of certain complex financial transactions and (vii) produce income that will not be treated as qualifying income for purposes of the 90% gross income test described above.

These rules could therefore affect the character, amount and timing of distributions to unitholders and the Fund’s status as a RIC. The Fund will monitor its transactions and may make certain tax elections in order to mitigate the effect of these provisions.

Below Investment Grade Instruments

The Fund expects to invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues for the Fund. U.S. federal income tax rules are not entirely clear about issues such as when the Fund may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by the Fund, to the extent necessary, to distribute sufficient income to preserve our tax status as a RIC and minimize the extent to which we are subject to U.S. federal income tax.

Original Issue Discount

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our unitholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus may become subject to corporate-level income tax.

Market Discount

In general, the Fund will be treated as having acquired a security with market discount if its stated redemption price at maturity (or, in the case of a security issued with original issue discount, its revised issue price) exceeds the Fund’s initial tax basis in the security by more than a statutory de minimis amount. The Fund will be required to treat any principal payments on, or any gain derived from the disposition of, any securities acquired with market discount as ordinary income to the extent of the accrued market discount, unless the Fund makes an election to accrue market discount on a current basis. If this election is not made, all or a portion of any deduction for interest expense incurred to purchase or carry a market discount security may be deferred until the Fund sells or otherwise disposes of such security.

Currency Fluctuations

Under Section 988 of the Code, gains or losses attributable to fluctuations in exchange rates between the time the Fund accrues income or receivables or expenses or other liabilities denominated in a foreign currency and the time the Fund actually collects such income or receivables or pays such liabilities are generally treated as ordinary income or loss. Similarly, gains or losses on foreign currency, foreign currency forward contracts, certain foreign currency options or futures contracts and the disposition of debt securities denominated in foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also treated as ordinary income or loss.

Preferred Units or Borrowings

If the Fund utilizes leverage through the issuance of preferred units or borrowings, it may be restricted by certain covenants with respect to the declaration of, and payment of, distributions on units in certain circumstances. Limits on the Fund’s payments of distributions on units may prevent the Fund from meeting the distribution requirements described above, and may, therefore, jeopardize the Fund’s qualification for taxation as a RIC and possibly subject the Fund to the 4% excise tax. The Fund will endeavor to avoid restrictions on its ability to make distribution payments.

Backup Withholding

The Fund may be required to withhold from all distributions and redemption proceeds payable to U.S. unitholders who fail to provide the Fund with their correct taxpayer identification numbers or to make required certifications, or who have been notified by the Internal Revenue Service that they are subject to backup withholding. Certain unitholders specified in the Code generally are exempt from such backup withholding. This backup withholding is not an additional tax. Any amounts withheld may be refunded or credited against the unitholder’s U.S. federal income tax liability, provided the required information is timely furnished to the Internal Revenue Service.

U.S. Taxation of Tax-Exempt U.S. Unitholders

A U.S. unitholder that is a tax-exempt organization for U.S. federal income tax purposes and therefore generally exempt from U.S. federal income taxation may nevertheless be subject to taxation to the extent that it is considered to derive unrelated business taxable income (“UBTI”). The direct conduct by a tax-exempt U.S. unitholder of the activities that the Fund proposes to conduct could give rise to UBTI. However, a RIC is a corporation for U.S. federal income tax purposes and its business activities generally will not be attributed to its unitholders for purposes of determining their treatment under current law. Therefore, a tax-exempt U.S. unitholder should not be subject to U.S. federal income taxation solely as a result of such unitholder’s direct or indirect ownership of the Fund’s equity and receipt of distributions with respect to such equity (regardless of whether we incur indebtedness). Moreover, under current law, if the Fund incurs indebtedness, such indebtedness will not be attributed to a tax-exempt U.S. unitholder. Therefore, a tax-exempt U.S. unitholder should not be treated as earning income from “debt-financed property” and distributions the Fund pays should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that the Fund incurs. Certain tax-exempt private universities are subject to an additional 1.4% excise tax on their “net investment income,” including income from interest, dividends, and capital gains. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between tax-exempt investors and non-qualifying investments. In the event that any such proposals were to be adopted and applied to RICs, the treatment of dividends payable to tax-exempt investors could be adversely affected. In addition, special rules would apply if the Fund were to invest in certain real estate mortgage investment conduits or taxable mortgage pools, which the Fund does not currently plan to do, that could result in a tax-exempt U.S. unitholder recognizing income that would be treated as UBTI.

Foreign Unitholders

U.S. taxation of a unitholder who is a nonresident alien individual, a foreign trust or estate or a foreign corporation, as defined for U.S. federal income tax purposes (a “foreign unitholder”), depends on whether the income from the Fund is “effectively connected” with a U.S. trade or business carried on by the unitholder.

As a RIC is a corporation for U.S. federal income tax purposes, its business activities generally will not be attributed to its unitholders for purposes of determining their treatment under current law. Therefore, a foreign unitholder should not be considered to earn income “effectively connected” with a U.S. trade or business solely as a result of activities conducted by the Fund.

If the income from the Fund is not “effectively connected” with a U.S. trade or business carried on by the foreign unitholder, distributions of investment company taxable income will be subject to a U.S. tax of 30% (or lower treaty rate), which tax is generally withheld from such distributions. The portion of distributions considered to be a return of capital for U.S. federal income tax purposes generally will not be subject to tax. However, dividends paid by the Fund that are “interest-related dividends” or “short-term capital gain dividends” will generally be exempt from such withholding, in each case to the extent the Fund properly reports such dividends to unitholders. For these purposes, interest-related dividends and short-term capital gain dividends generally represent distributions of certain interest or short-term capital gains that would not have been subject to U.S. federal withholding tax at the source if received directly by a foreign unitholder, and that satisfy certain other requirements. Interest-related dividends do not include distributions paid in respect of a RIC’s non-U.S. source interest income or its dividend income (or any other type of income other than generally non-contingent U.S.-source interest income received from unrelated obligors). In the case of units of the Fund held through an intermediary, the intermediary may withhold U.S. federal income tax even if the Fund reports the payment as interest-related dividends or short-term capital gain dividends. There can be no assurance as to whether any of the Fund’s distributions will be eligible for an exemption from withholding of U.S. federal income tax or, as to whether any of the Fund’s distributions that are eligible, will be reported as such by us.

A foreign unitholder whose income from the Fund is not “effectively connected” with a U.S. trade or business would generally be exempt from U.S. federal income tax on capital gain dividends, any amounts retained by the Fund that are designated as undistributed capital gains and any gains realized upon the sale or exchange of units. However, a foreign unitholder who is a nonresident alien individual and is physically present in the United States for more than 182 days during the taxable year and meets certain other requirements will nevertheless be subject to a U.S. tax of 30% on such capital gain dividends, undistributed capital gains and sale or exchange gains.

If the income from the Fund is “effectively connected” with a U.S. trade or business carried on by a foreign unitholder, then distributions of investment company taxable income, any capital gain dividends, any amounts retained by the Fund that are designated as undistributed capital gains and any gains realized upon the sale or exchange of units will be subject to U.S. federal income tax at the graduated rates applicable to U.S. citizens, residents or domestic corporations, as applicable. Foreign corporate unitholders may also be subject to the 30% branch profits tax imposed by the Code.

The Fund may be required to withhold from distributions that are otherwise exempt from U.S. federal withholding tax (or taxable at a reduced treaty rate) unless the foreign unitholder certifies his or her foreign status under penalties of perjury or otherwise establishes an exemption.

The tax consequences to a foreign unitholder entitled to claim the benefits of an applicable tax treaty may differ from those described herein. Foreign unitholders are advised to consult their own tax advisers with respect to the particular tax consequences to them of an investment in the Fund.

Additional Withholding Requirements

Under Sections 1471 through 1474 of the Code (such Sections commonly referred to as “FATCA”), a 30% United States federal withholding tax may apply to any dividends that the Fund pays to (i) a “foreign financial institution” (as specifically defined in the Code), whether such foreign financial institution is the beneficial owner or an intermediary, unless such foreign financial institution agrees to verify, report and disclose its United States “account” holders (as specifically defined in the Code) and meets certain other specified requirements or (ii) a non-financial foreign entity, whether such nonfinancial foreign entity is the beneficial owner or an intermediary, unless such entity provides a certification that the beneficial owner of the payment does not have any substantial United States owners or provides the name, address and taxpayer identification number of each such substantial United States owner and certain other specified requirements are met. In certain cases, the relevant foreign financial institution or non-financial foreign entity may qualify for an exemption from, or be deemed to be in compliance with, these rules. In addition, foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States governing FATCA may be subject to different rules. You should consult your own tax advisor regarding FATCA and whether it may be relevant to your ownership and disposition of our units.

Foreign and Other Taxation

The Fund’s investment in non-U.S. securities may be subject to non-U.S. withholding taxes. In that case, the Fund’s yield on those securities would be decreased. Unitholders will generally not be entitled to claim a credit or deduction with respect to foreign taxes paid by the Fund.

In addition, unitholders may be subject to state, local and foreign taxes on their distributions from the Fund. Unitholders are advised to consult their own tax advisers with respect to the particular tax consequences to them of an investment in the Fund.

Item 1A. Risk Factors

Summary Risk Factors

Investing in our Common Units involves a number of significant risks. The following information is a discussion of the material risk factors associated with an investment in our Common Units specifically, as well as those factors generally associated with an investment in a company with investment objectives, investment policies, capital structure or trading markets similar to ours. In addition to the other information contained in this Annual Report, you should consider carefully the following information before making an investment in our Common Units. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. If any of the following events occur our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of our Common Units could decline, and you may lose all or part of your investment.

Risks Related to Market Developments and General Business Environment

●	Economic recessions or downturns could have a material adverse effect on our business, financial condition and results of operations, and could impair the ability of our Portfolio Companies to repay loans.
●	Global economic, political and market conditions, including increased volatility, geopolitical instability or potential downgrades of the U.S. credit rating, may adversely affect our business, results of operations and financial condition.

Risks Related to Our Business and Structure

●	We are a relatively new company and have a limited operating history.
●	Our Board of Directors may change our operating policies and strategies without prior notice or unitholder approval, the effects of which may be adverse to our results of operations and financial condition.
●	Our ability to achieve our investment objectives depends on the Adviser’s ability to manage and support our investment process and if the Amended and Restated Investment Advisory Agreement were to be terminated, or if the Adviser loses any members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.
●	We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
●	A significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
●	The amount of any distributions we may make is uncertain. Our distributions may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our continuous offering of Common Units. Therefore, portions of the distributions that we make may represent a return of capital to you that will reduce your tax basis in your Common Units and reduce the amount of funds we have for investment in targeted assets.
●	Although we expect to adopt a unit repurchase program, we have discretion to not repurchase your Common Units or to suspend the program and the timing of repurchases may be disadvantageous to unitholders.
●	Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
●	If we, our affiliates and our and their respective third-party service providers are unable to maintain the availability of electronic data systems and safeguard the security of data, our ability to conduct business may be compromised, which could impair our liquidity, disrupt our business, damage our reputation or otherwise adversely affect our business.

Risks Related to Our Investments

●	Our investments in prospective Portfolio Companies may be risky, and we could lose all or part of our investment.
●	International investments create additional risks.
●	Our Portfolio Companies may incur debt that ranks equally with, or senior to, our investments in such companies.
●	There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
●	We generally will not control our Portfolio Companies.
●	Changes to U.S. tariff and import/export regulations may affect our Portfolio Companies, and may negatively impact our business, results of operations or financial conditions.
●	Investing in middle market companies and privately held companies involves a number of significant risks and challenges, any one of which could have a material adverse effect on our operating results.
●	We may not realize gains from our equity investments.
●	A lack of liquidity in certain of our investments may adversely affect our business.
●	Prepayments of our debt investments by our Portfolio Companies could adversely impact our results of operations and reduce our return on equity.
●	We may invest through joint ventures, partnerships or other special purpose vehicles and our investments through these vehicles may entail greater risks, and investments in which we have a non-controlling interest may involve risks specific to third-party management of those investments.
34

Risks Related to the Adviser and Its Affiliates; Conflicts of Interest

●	The Adviser and its affiliates, including our officers and some of our Directors, face conflicts of interest as a result of compensation arrangements with us and the Adviser, which could result in actions that are not in the best interests of our unitholders.
●	We may be obligated to pay the Adviser incentive compensation on income that we have not received.
●	There may be conflicts of interest related to obligations the Adviser’s senior management and investment teams have to our affiliates and to other clients.
●	The Adviser’s liability is limited under the Amended and Restated Investment Advisory Agreement, and we are required to indemnify it against certain liabilities, which may lead it to act in a riskier manner on our behalf than it would when acting for its own account.

Risks Related to Business Development Companies

●	The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy.
●	Regulations governing our operation as a BDC and a RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.
●	Our ability to enter into transactions with our affiliates is restricted.
●	We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.
●	We will be obligated to maintain proper and effective internal controls over financial reporting and failure to do so could have a material adverse effect on our business and the value of our Common Units.

Risks Related to Debt Financing

●	Our use of leverage magnifies the potential for loss on amounts invested in us. Leverage may also reduce the cash available for distribution to our unitholders and result in losses.
●	Provisions in a credit facility may limit our investment discretion.
●	We may form one or more CLOs, which may subject us to certain structured financing risks.

Risks related to Federal Income Tax

●	We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.
●	We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
●	Our portfolio investments may present special tax issues.
●	If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. unitholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.

Risks Related to an Investment in the Common Units

●	If we are unable to raise substantial funds, then we will be more limited in the number and type of investments we may make, our expenses may be higher relative to our total assets, and the value of your investment in us may be reduced in the event our assets under-perform.
●	We may have difficulty sourcing investment opportunities.
●	An investment in our Common Units will have limited liquidity and a high degree of risk.
●	Because our largest unitholder owns and may continue to own a meaningful percentage of our outstanding Common Units, our other holders of our Common Units will be limited in their ability to influence our corporate matters.
35

Risks Related to Market Developments and General Business Environment

Economic recessions or downturns could have a material adverse effect on our business, financial condition and results of operations, and could impair the ability of our Portfolio Companies to repay loans.

Economic recessions or downturns could result in a prolonged period of market illiquidity which could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

In the event of economic recessions and downturns, the financial results of middle-market companies, like those in which we invest, will likely experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of our Portfolio Companies’ products and services would likely experience negative financial trends. The performances of certain of our Portfolio Companies have been, and may continue to be, negatively impacted by these economic or other conditions, which may ultimately result in our receipt of a reduced level of interest income from our Portfolio Companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income. Further, adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. As a result, we may need to modify the payment terms of our investments, including changes in payment-in-kind interest provisions and/or cash interest rates. These factors may result in our receipt of a reduced level of interest income from our Portfolio Companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.

Capital markets may experience periods of disruption and instability and we cannot predict when these conditions will occur. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business, financial condition and results of operations.

The United States and global capital markets may, from time to time, experience periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of major financial institutions or general volatility in the financial markets. For example, over the past few years, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. In addition, uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused disruptions in the global markets, including markets in which we participate, and we cannot assure you that these market conditions will not continue or worsen in the future.

We may in the future have difficulty accessing debt and equity capital markets, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels or other global economic and political conditions, including future recessions, political instability, geopolitical turmoil and foreign hostilities, and disease, pandemics and other serious health events, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Global economic, political and market conditions, including increased volatility, geopolitical instability or potential downgrades of the U.S. credit rating, may adversely affect our business, results of operations and financial condition.

The current global financial market situation, as well as various social and political tensions in the United States and around the world (including the deterioration in the bilateral relationship between the United States and China, the conflict between Russia and Ukraine, and the conflict between Hamas and Israel), may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the United States and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the United States and global financial markets and economic conditions. In addition, there will likely continue to be considerable uncertainty as to the United Kingdom’s post-transition and post-withdrawal framework following its withdrawal from the European Union (“Brexit”), in particular as to the arrangements which will apply to its relationships with the European Union and with other countries. The new Trade and Cooperation Agreement reached between the European Union and the United Kingdom in late 2020 may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time.

Additionally, the U.S. political environment and uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current presidential administration, could lead to disruption, instability and volatility in the global markets. Trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Additionally, there has been growing concern about the sustainability of the private credit industry and increased negative publicity, partially as a result of certain high profile defaults and bankruptcies. Although neither we nor the Adviser have been involved in those particular defaults and bankruptcies, the negative publicity and concerns surrounding the private credit industry generally could in the future harm our or the Adviser’s reputation, adversely affect our borrower or investor relationships and fundraising efforts and create pressure on sales or repurchases of our Common Units.

Risks Related to Our Business and Structure

We are a relatively new company and have a limited operating history.

The Fund is a non-diversified, closed-end management investment company that has elected to be regulated as a BDC and has a limited operating history. As a result, prospective investors have no significant track record or history on which to base their investment decision. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objectives, and the value of a unitholder’s investment could decline substantially or become worthless. While we believe that the past professional experiences of the Adviser’s investment team, including investment and financial experience of the Adviser’s senior management, will increase the likelihood that the Adviser will be able to manage the Fund successfully, there can be no assurance that this will be the case.

Our Board of Directors may change our operating policies and strategies without prior notice or unitholder approval, the effects of which may be adverse to our results of operations and financial condition.

Our Board of Directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without unitholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our Common Units. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we have significant flexibility in investing the net proceeds from our continuous offering and may use the net proceeds from our continuous offering in ways with which investors may not agree or for purposes other than those contemplated in this Annual Report.

Price declines in the medium- and large-sized U.S. corporate debt market may adversely affect the fair value of our portfolio, reducing our NAV through increased net unrealized depreciation.

Conditions in the medium- and large-sized U.S. corporate debt market may deteriorate, as seen during the 2008 financial crisis, which may cause pricing levels to similarly decline or be volatile. During the financial crisis, many institutions were forced to raise cash by selling their interests in performing assets in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders and/or, in the case of hedge funds and other investment vehicles, to satisfy widespread redemption requests. This resulted in a forced deleveraging cycle of price declines, compulsory sales and further price declines, with falling underlying credit values, and other constraints resulting from the credit crisis generating further selling pressure. If similar events occurred in the medium- and large-sized U.S. corporate debt market, our NAV could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

Our ability to achieve our investment objectives depends on the Adviser’s ability to manage and support our investment process and if the Amended and Restated Investment Advisory Agreement were to be terminated, or if the Adviser loses any members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.

Because we have no employees, we depend on the investment expertise, skill and network of business contacts of the Adviser. The Adviser evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service of the Adviser, as well as its senior management team. The departure of any members of the Adviser’s senior management team could have a material adverse effect on our ability to achieve our investment objectives.

Our ability to achieve our investment objectives depends on the Adviser’s ability to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. The Adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objectives, the Adviser may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. The Adviser may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.

In addition, the Amended and Restated Investment Advisory Agreement with the Adviser has termination provisions that allow the parties to terminate the agreements without penalty. The Amended and Restated Investment Advisory Agreement may each be terminated at any time, without penalty, by the Adviser, upon 60 days’ notice to us. If the Investment Advisory Agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreement is terminated, it may be difficult for us to replace the Adviser, and the termination of such agreement may adversely impact the terms of any existing or future financing arrangement, which could have a material adverse effect on our business and financial condition.

The Adviser has no track record of acting as an investment adviser to a BDC, and any failure by the Adviser to manage and support our investment process may hinder the achievement of our investment objectives.

The Adviser has no prior experience acting as an investment adviser to a BDC. The 1940 Act and the Code impose numerous constraints on the operations of BDCs that do not apply to other investment vehicles. The Adviser’s limited experience in managing a portfolio of assets under the constraints of the 1940 Act and the Code may hinder the Adviser’s ability to take advantage of attractive investment opportunities and, as a result, may adversely affect our ability to achieve our investment objectives. Partners Group’s track record and achievements are not necessarily indicative of the future results the Adviser will achieve as the investment adviser. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies with which Partners Group has been affiliated, and we caution that our investment returns could be lower than the returns achieved by such other companies.

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

The Adviser depends on its broader organization’s relationships with private equity sponsors, investment banks and commercial banks, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser or its broader organization fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Adviser or its broader organizations have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

A number of entities compete with us to make the types of investments that we plan to make, and we believe that recent market trends have increased the number of competitors seeking to invest in loans to private, middle market companies in the United States. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors have access to funding sources that are not available to us. In addition, some of our competitors could have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on BDCs or the source of income, asset diversification and distribution requirements we must satisfy to qualify and maintain our qualification as a RIC. The competitive pressures we face could have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we can provide no assurance that we will be able to take advantage of attractive investment opportunities that arise from time to time, and we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objective.

Identifying, structuring and consummating investments involves competition among capital providers and market and transaction uncertainty. The Adviser can provide no assurance that it will be able to identify a sufficient number of suitable investment opportunities or to avoid prepayment of existing investments to satisfy our investment objectives, including as necessary to effectively structure credit facilities or other forms of leverage. The loan origination market is very competitive, which can result in loan terms that are more favorable to borrowers, and conversely less favorable to lenders, such as lower interest rates and fees, weaker borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Increased competition could cause us to make more loans that are “cov-lite” in nature, and, in a distressed scenario, there can be no assurance that these loans will retain the same value as loans with a full package of covenants. As a result of these conditions, the market for leveraged loans could become less advantageous than expected for us, and this could increase default rates, decrease recovery rates or otherwise harm our returns. The risk of prepayment is also higher in the current competitive environment if borrowers are offered more favorable terms by other lenders. The financial markets have experienced substantial fluctuations in prices and liquidity for leveraged loans. Any further disruption in the credit and other financial markets could have substantial negative effects on general economic conditions, the availability of required capital for companies and the operating performance of such companies. These conditions also could result in increased default rates and credit downgrades, and affect the liquidity and pricing of the investments made by us. Conversely, periods of economic stability and increased competition among capital providers could increase the difficulty of locating investments that are desirable for us.

With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors could make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we compete generally on the basis of pricing terms. With respect to all investments, we could lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we could experience decreased net interest income, lower yields and increased risk of credit loss. We could also compete for investment opportunities with accounts managed or sponsored by Adviser or its affiliates. Although the Adviser allocates opportunities in accordance with its allocation policy, allocations to such Other Accounts will reduce the amount and frequency of opportunities available to us and thus not necessarily be in the best interests of us and our unitholders. Moreover, the performance of investments will not be known at the time of allocation.

A significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

We are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, our Board of Directors. There is not a public market for the securities of the privately held companies in which we invest. Most of our investments will not be publicly traded or actively traded on a secondary market. As a result, we value these securities at least quarterly at fair value as determined in good faith.

Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the Portfolio Company does business, comparison to comparable publicly traded companies, discounted cash flows and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our Adviser’s determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our Adviser’s fair value determinations may cause our NAV on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments. As a result, investors purchasing our securities based on an overstated NAV would pay a higher price than the value of our investments might warrant. Conversely, investors selling Common Units during a period in which the NAV understates the value of our investments will receive a lower price for their Common Units than the value of our investments might warrant.

The amount of any distributions we may make is uncertain. Our distributions may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our continuous offering of Common Units. Therefore, portions of the distributions that we make may represent a return of capital to you that will reduce your tax basis in your Common Units and reduce the amount of funds we have for investment in targeted assets.

We may fund our cash distributions to unitholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in Portfolio Companies and fee and expense reimbursement waivers from the Adviser, if any. Our ability to pay distributions might be limited by our investment results or adversely affected by, among other things, the impact of one or more of the risk factors described in this Annual Report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our unitholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our continuous offering of Common Units or from borrowings or sources other than cash flow from operations in anticipation of future cash flow, which may constitute a return of your capital. A return of capital is a return of your investment, rather than a return of earnings or gains derived from our investment activities, which would reduce your tax basis in our Common Units, which may result in increased tax liability to unitholders when they sell such Common Units.

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from this offering, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).

Any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Adviser are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from this and any future offering and the performance of our investments. Unitholders should also understand that our future repayments to the Adviser under the Expense Limitation Agreement will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions or be able to pay distributions at all. The Adviser has no obligation to waive fees or receipt of expense reimbursements, if any.

Although we expect to commence a unit repurchase program, we have discretion to not repurchase your Common Units or to amend or suspend the program.

If we commence a unit repurchase program, our Board of Directors may amend or suspend the unit repurchase program at any time in its discretion. You may not be able to sell your Common Units on a timely basis in the event our Board of Directors amends or suspends the unit repurchase program, absent a Liquidity Event, and we currently do not intend to undertake a Liquidity Event, and we are not obligated by our organizational documents or otherwise to effect a Liquidity Event at any time. We will notify you of such developments in our quarterly reports or other filings. If less than the full amount of Common Units requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Units being repurchased without regard to class. The unit repurchase program has many limitations and should not be considered a guaranteed method to sell Common Units promptly or at a desired price.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We, our Portfolio Companies and other counterparties are subject to regulation at the local, state and federal level. New legislation may be enacted, amended or repealed or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our unitholders, potentially with retroactive effect.

Uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our Portfolio Companies. New or repealed legislation, interpretations, rulings or regulations could require changes to certain business practices of us or our Portfolio Companies, negatively impact the operations, cash flows or financial condition of us or our Portfolio Companies, impose additional costs on us or our Portfolio Companies or otherwise adversely affect our business or the business of our Portfolio Companies.

Regulators are also increasing scrutiny and considering regulation of the use of artificial intelligence technologies, including with respect to uses of artificial intelligence by investment advisors. While comprehensive U.S. regulation has not been enacted to date, various U.S. governmental agencies and departments, including the SEC and Department of the Treasury, have recently released reports or otherwise indicated interest in assessing risks relating to uses of artificial intelligence by businesses such as ours. Some specific laws governing artificial intelligence have already been passed in certain U.S. states and in the EU. We cannot predict what, if any, effects this may have on our business or the nature of future regulations.

Additionally, any changes to or repeal of the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans as set forth in this Annual Report and may result in our investment focus shifting from the areas of expertise of the Adviser to other types of investments in which the Adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our financial condition and results of operations and the value of a unitholder’s investment.

If we, our affiliates and our and their respective third-party service providers are unable to maintain the availability of electronic data systems and safeguard the security of data, our ability to conduct business may be compromised, which could impair our liquidity, disrupt our business, damage our reputation or otherwise adversely affect our business.

Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We, our affiliates and our and their respective third-party service providers are subject to cybersecurity risks. Cybersecurity risks have significantly increased in recent years, including through the advancement of artificial intelligence, and while we have not experienced any material losses relating to cyberattacks or other information security breaches, we could suffer such losses in the future. Our, our affiliates and our and their respective third-party service providers’ computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize confidential and other information, including nonpublic personal information and sensitive business data, processed and stored in, and transmitted through, computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our affiliates and our and their respective third-party service providers. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks.

Technological developments in artificial intelligence could disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs.

Artificial intelligence, including machine learning technology and generative artificial intelligence, is rapidly evolving. While the full extent of current or future risks related thereto is not possible to predict, artificial intelligence could significantly disrupt the business models and markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs, any of which could have a material adverse effect on our business or our portfolio companies’ financial condition and results of operations.

We and our Adviser use and plan to expand our use of artificial intelligence tools and technologies in the operation of our business. These uses come with potential risks, including, but not limited to, generation of inaccurate results, misuse or disclosures of confidential information, infringement of third party intellectual property rights, potential cybersecurity vulnerabilities, reputational risk and regulatory burdens. In addition, artificial intelligence models may create outputs that are flawed, inaccurate, biased, or that infringe or misappropriate intellectual property of third parties. The models may also be subject to new or different modes of cyber-attacks, including prompt injection attacks, and such attacks may be able to circumvent cybersecurity tools and processes that we or the providers of such tools have in place. To the extent we, our Adviser, our Administrator, or any of our portfolio companies rely on such technologies, these risks could negatively impact us or our portfolio companies. There is also a risk that artificial intelligence tools or applications may be misused by employees and/or third parties engaged by us, our Adviser or Administrator, or by our portfolio companies.

We or our portfolio companies may also be exposed to competitive risks related to the adoption of artificial intelligence or other new technologies by others within our respective industries. If our or our portfolio companies’ competitors are more successful than us or our portfolio companies in the use of artificial intelligence or development of services or products based on artificial intelligence, or we or our portfolio companies adopt artificial intelligence at a slower pace than others, we or our portfolio companies may be at a competitive disadvantage. In addition, our or our portfolio companies’ investments in technology systems and artificial intelligence may not deliver the benefits we or they expect, which could be costly for our or their respective businesses.

It may be difficult to bring suit or foreclosure in non-U.S. countries.

Because the effectiveness of the judicial systems in the countries in which the Fund may invest varies, the Fund (or any portfolio company) may have difficulty in foreclosing or successfully pursuing claims in the courts of such countries, as compared to the United States or other countries. Further, to the extent the Fund or a Portfolio Company may obtain a judgment but is required to seek its enforcement in the courts of one of these countries in which the Fund invests, there can be no assurance that such courts will enforce such judgment. The laws of other countries often lack the sophistication and consistency found in the United States with respect to foreclosure, bankruptcy, corporate reorganization or creditors’ rights.

Any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

We are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, our Board of Directors. Decreases in the market or fair values of our investments below amortized cost will be recorded as unrealized depreciation. Any unrealized loss on a loan in our portfolio could indicate a portfolio company’s inability to meet its repayment obligations to us with respect to that loan. Such unrealized losses generally are expected to result in realized losses or other reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our NAV.

Force Majeure events may adversely affect our operations.

The Fund may be affected by force majeure events (e.g., acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, nationalization of industry and labor strikes). Force majeure events could adversely affect the ability of the Fund or a counterparty to perform its obligations. The liability and cost arising out of a failure to perform obligations as a result of a force majeure event could be considerable and could be borne by the Fund. Certain force majeure events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting the Fund. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control, could result in a loss to the Fund if an investment is affected, and any compensation provided by the relevant government may not be adequate.

Risks Related to Our Investments

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

Our investments in senior secured loans, senior secured bonds and, to a lesser extent, subordinated debt and equity of private U.S. companies, including middle market companies, may be risky and there is no limit on the amount of any such investments in which we may invest.

Senior Secured Loans and Senior Secured Bonds. There is a risk that any collateral pledged by Portfolio Companies in which we have taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the Portfolio Company to raise additional capital. To the extent our debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Secured debt that is under-collateralized involves a greater risk of loss. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should we be forced to enforce our remedies.

Subordinated Debt. Any subordinated debt investments we make will generally rank junior in priority of payment to senior debt and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our unitholders to non-cash income. Because we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

Equity and Equity-Related Securities. We may make select equity investments. In addition, in connection with our debt investments, we on occasion may receive equity interests such as warrants or options as additional consideration. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Convertible Securities. We may invest in convertible securities, such as bonds, debentures, notes, preferred stocks or other securities that may be converted into, or exchanged for, a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula. A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by us is called for redemption, it will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on our ability to achieve our investment objective.

Preferred Securities. Investments in preferred securities involve certain risks. Certain preferred securities contain provisions that allow an issuer under certain conditions to skip or defer distributions. If the Fund owns a preferred security that is deferring its distribution, the Fund may be required to include the amount of the deferred distribution in its taxable income for tax purposes although it does not currently receive such amount in cash. In order to receive the special treatment accorded to RICs and their unitholders under the Code and to avoid U.S. federal income and/or excise taxes at the Fund level, the Fund may be required to distribute this income to unitholders in the tax year in which the income is recognized (without a corresponding receipt of cash). Therefore, the Fund may be required to pay out as an income distribution in any such tax year an amount greater than the total amount of cash income the Fund actually received, and to sell portfolio securities, including at potentially disadvantageous times or prices, to obtain cash needed for these income distributions. Preferred securities often are subject to legal provisions that allow for redemption in the event of certain tax or legal changes or at the issuer’s call. In the event of redemption, the Fund may not be able to reinvest the proceeds at comparable rates of return. Preferred securities are subordinated to bonds and other debt securities in an issuer’s capital structure in terms of priority for corporate income and liquidation payments, and therefore will be subject to greater credit risk than those debt securities. Preferred securities may trade less frequently and in a more limited volume and may be subject to more abrupt or erratic price movements than many other securities, such as common stocks, corporate debt securities and U.S. government securities.

Non-U.S. Securities. We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidence of ownership of such securities usually is held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions, which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to unitholders located outside the country of the issuer, whether from currency blockage or otherwise. Because non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations. In addition, investing in securities of companies in emerging markets involves many risks, including potential inflationary economic environments, regulation by foreign governments, different accounting standards, political uncertainties and economic, social, political, financial, tax and security conditions in the applicable emerging market, any of which could negatively affect the value of companies in emerging markets or investments in their securities.

Structured Products. We may invest in structured products, which may include collateralized debt obligations, collateralized bond obligations, collateralized loan obligations, structured notes and credit-linked notes. When investing in structured products, we may invest in any level of the subordination chain, including subordinated (lower-rated) tranches and residual interests (the lowest tranche). Structured products may be highly levered and therefore, the junior debt and equity tranches that we may invest in are subject to a higher risk of total loss and deferral or nonpayment of interest than the more senior tranches to which they are subordinated. In addition, we will generally have the right to receive payments only from the issuer or counterparty, and will generally not have direct rights against the underlying borrowers or entities. Furthermore, the investments we make in structured products are at times thinly traded or have only a limited trading market. As a result, investments in such structured products may be characterized as illiquid securities.

Derivatives. We may invest from time to time in derivatives, including interest rate swaps, credit default swaps and foreign currency forward contracts. Derivative investments have risks, including: the imperfect correlation between the value of such instruments and our underlying assets, which creates the possibility that the loss on such instruments may be greater than the gain in the value of the underlying assets in our portfolio; the loss of principal; the possible default of the other party to the transaction; and illiquidity of the derivative investments. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a bankruptcy or other reorganization proceeding, or may not recover at all. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative contract would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative contract and our claim is unsecured, we will be treated as a general creditor of such counterparty and will not have any claim with respect to the underlying security. Certain of the derivative investments in which we may invest may, in certain circumstances, give rise to a form of financial leverage, which may magnify the risk of owning such instruments. The ability to successfully use derivative investments depends on the ability of the Adviser to predict pertinent market movements, which cannot be assured. In addition, amounts paid by us as premiums and cash or other assets held in margin accounts with respect to our derivative investments would not be available to it for other investment purposes, which may result in lost opportunities for gain.

Below Investment Grade Risk. In addition, we intend to invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid. The major risks of below investment grade securities include:

●	Below investment grade securities may be issued by less creditworthy issuers. Issuers of below investment grade securities may have a larger amount of outstanding debt relative to their assets than issuers of investment grade securities. In the event of an issuer’s bankruptcy, claims of other creditors may have priority over the claims of holders of below investment grade securities, leaving few or no assets available to repay holders of below investment grade securities.

●	Prices of below investment grade securities are subject to extreme price fluctuations. Adverse changes in an issuer’s industry and general economic conditions may have a greater impact on the prices of below investment grade securities than on other higher-rated fixed-income securities.

●	Issuers of below investment grade securities may be unable to meet their interest or principal payment obligations because of an economic downturn, specific issuer developments or the unavailability of additional financing.

●	Below investment grade securities will frequently have redemption features that permit an issuer to repurchase the security from us before it matures. If the issuer redeems below investment grade securities, we may have to invest the proceeds in securities with lower yields and may lose income.

●	Below investment grade securities may be less liquid than higher-rated fixed-income securities, even under normal economic conditions. There are fewer dealers in the below investment grade securities market, and there may be significant differences in the prices quoted by the dealers. Judgment may play a greater role in valuing these securities and we may be unable to sell these securities at an advantageous time or price.

●	We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting issuer.

The credit rating of a high-yield security does not necessarily address its market value risk. Ratings and market value may change from time to time, positively or negatively, to reflect new developments regarding the issuer.

“Covenant-lite” Obligations. We may invest in, or obtain exposure to, obligations that may be “covenant-lite,” which means such obligations lack certain financial maintenance covenants. While these loans may still contain other collateral protections, a covenant-lite loan may carry more risk than a covenant-heavy loan made by the same borrower, as it does not require the borrower to provide affirmation that certain specific financial tests have been satisfied on a routine basis as is required under a covenant-heavy loan agreement. Should a loan we hold begin to deteriorate in quality, our ability to negotiate with the borrower may be delayed under a covenant-lite loan compared to a loan with full maintenance covenants. This may in turn delay our ability to seek to recover its investment.

International investments create additional risks.

We expect to make investments in Portfolio Companies that are domiciled outside of the United States. We anticipate that up to 30% of our investments may be in these types of assets. Our investments in foreign Portfolio Companies are deemed “non-qualifying assets,” which means, as required by the 1940 Act, they, along with other non-qualifying assets, may not constitute more than 30% of our total assets at the time of our acquisition of any asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign Portfolio Companies, such investments subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:

●	foreign governmental laws, rules and policies, including those restricting the ownership of assets in the foreign country or the repatriation of profits from the foreign country to the United States;

●	foreign currency devaluations that reduce the value of and returns on our foreign investments;

●	adverse changes in the availability, cost and terms of investments due to the varying economic policies of a foreign country in which we invest;

●	adverse changes in tax rates, the tax treatment of transaction structures and other changes in operating expenses of a particular foreign country in which we invest;

●	the assessment of foreign-country taxes (including withholding taxes, transfer taxes and value added taxes, any or all of which could be significant) on income or gains from our investments in the foreign country;

●	adverse changes in foreign-country laws, including those relating to taxation, bankruptcy and ownership of assets;

●	changes that adversely affect the social, political and/or economic stability of a foreign country in which we invest;

●	high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;

●	deflationary periods in the foreign countries in which we invest, which could reduce demand for our assets in those countries and diminish the value of such investments and the related investment returns to us; and

●	legal and logistical barriers in the foreign countries in which we invest that materially and adversely limit our ability to enforce our contractual rights with respect to those investments.

In addition, we may make investments in countries whose governments or economies may prove unstable. Certain of the countries in which we may invest may have political, economic and legal systems that are unpredictable, unreliable or otherwise inadequate with respect to the implementation, interpretation and enforcement of laws protecting asset ownership and economic interests. In some of the countries in which we may invest, there may be a risk of nationalization, expropriation or confiscatory taxation, which may have an adverse effect on our Portfolio Companies in those countries and the rates of return that we are able to achieve on such investments. We may also lose the total value of any investment which is nationalized, expropriated or confiscated. The financial results and investment opportunities available to us, particularly in developing countries and emerging markets, may be materially and adversely affected by any or all of these political, economic and legal risks.

Our Portfolio Companies may incur debt that ranks equally with, or senior to, our investments in such companies.

Our Portfolio Companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that Portfolio Company would typically be entitled to receive payment in full before we receive any proceeds. After repaying such senior creditors, such Portfolio Company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

If one of our Portfolio Companies were to file for bankruptcy, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower.

We generally will not control our Portfolio Companies.

We do not expect to control most of our Portfolio Companies, even though we may have board representation or board observation rights, and our debt agreements with such Portfolio Companies may contain certain restrictive covenants. As a result, we are subject to the risk that a Portfolio Company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of the Fund’s common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our Portfolio Companies as readily as we would like or at an appropriate valuation. As a result, a Portfolio Company may make decisions that could decrease the value of our portfolio holdings.

Any second priority liens on collateral securing debt investments that we make to our Portfolio Companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain debt investments that we make to Portfolio Companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.

We may also make unsecured debt investments in Portfolio Companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on such Portfolio Companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the Portfolio Company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before we are so entitled. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy its unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then its unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the debt investments we make to our Portfolio Companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

Inflation may adversely affect the business, results of operations and financial condition of our Portfolio Companies.

Certain of our Portfolio Companies are in industries that may be impacted by inflation. If such Portfolio Companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our Portfolio Companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.

Changes to U.S. tariff and import/export regulations may affect our portfolio companies, and may negatively impact our business, results of operations or financial conditions.

The current U.S. administration has signified potential significant changes to U.S. trade policies, treaties and tariffs, creating uncertainty about the future relationship between the United States and other countries. These additional tax policy developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade. Any of these factors could dampen economic activity and limit our Portfolio Companies’ access to suppliers or customers, resulting in a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

A covenant breach or other default by our Portfolio Companies may adversely affect our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Furthermore, if one of our Portfolio Companies were to file for bankruptcy protection, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors, even though we may have structured our investment as senior secured debt. The likelihood of such a re-characterization would depend on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company.

Our Portfolio Companies may be highly leveraged.

Some of our Portfolio Companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Investing in middle market companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results.

Investments in middle market companies involve some of the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that middle market companies:

●	may have limited financial resources and may be unable to meet the obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral pledged under such securities and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;
46

●	frequently have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tends to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

●	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our Portfolio Company and, in turn, on us;

●	generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, Directors and members of the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the Portfolio Companies; and

●	may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

We may not realize gains from our equity investments.

Certain investments that we may make could include warrants or other equity securities. In addition, we may make direct equity investments in Portfolio Companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a Portfolio Company does not have a Liquidity Event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We intend to seek puts or similar rights to give us the right to sell our equity securities back to the Portfolio Company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

An investment strategy focused primarily on privately held companies presents certain challenges, including, but not limited to, the lack of available information about these companies.

We intend to invest primarily in privately held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. Second, the depth and breadth of experience of management in private companies tends to be less than that at public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or persons with less depth and breadth of experience. Therefore, the decisions made by such management teams and/or the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our investments and, in turn, on us. Third, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. As a result, the relative lack of liquidity and the potential diminished capital resources of our target Portfolio Companies may affect our investment returns. Fourth, limited public information generally exists about private companies. Fifth, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. The Adviser would typically assess an investment in a Portfolio Company based on the Adviser’s estimate of the portfolio company’s earnings and enterprise value, among other things, and these estimates may be based on limited information and may otherwise be inaccurate, causing the Adviser to make different investment decisions than it may have made with more complete information. These private companies and their financial information will not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

A lack of liquidity in certain of our investments may adversely affect our business.

We intend to invest in certain companies whose securities are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

We may not have the funds or ability to make additional investments in our Portfolio Companies.

We may not have the funds or ability to make additional investments in our Portfolio Companies. After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a Portfolio Company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.

Our investments may include original issue discount and payment-in-kind instruments.

To the extent that we invest in original issue discount or PIK instruments and the accretion of original issue discount or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

●	the higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;

●	original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;

●	an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the Adviser’s future base management fees which, thus, increases the Adviser’s future income incentive fees at a compounding rate;

●	market prices of PIK instruments and other zero-coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;

●	the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;

●	even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;

●	the required recognition of original issue discount or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to unitholders in order to maintain our ability to be subject to tax as a RIC; and

●	original issue discount may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.

We may acquire various financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce our cash available for distribution to our unitholders.

We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. These financial instruments may be purchased on exchanges or may be individually negotiated and traded in over-the-counter markets. Use of such financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay distributions to our unitholders.

Prepayments of our debt investments by our Portfolio Companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our Portfolio Companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new Portfolio Companies. These temporary investments will typically have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment in a new Portfolio Company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our Portfolio Companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity.

We may invest through joint ventures, partnerships or other special purpose vehicles and our investments through these vehicles may entail greater risks, and investments in which we have a non-controlling interest may involve risks specific to third-party management of those investments.

We may co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring jointly controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment. We may have interests or objectives that are inconsistent with those of the third-party partners or co-venturers. Although we may not have full control over these investments and therefore, may have a limited ability to protect its position therein, we expect that we will negotiate appropriate rights to protect our interests. Nevertheless, such investments may involve risks not present in investments where a third party is not involved, including the possibility that a third-party partner or co-venturer may have financial difficulties, resulting in a negative impact on such investment, may have economic or business interests or goals which are inconsistent with ours, or may be in a position to take (or block) action in a manner contrary to the our investment objectives or the increased possibility of default by, diminished liquidity or insolvency of, the third party, due to a sustained or general economic downturn. Third-party partners or co-venturers may opt to liquidate an investment at a time during which such liquidation is not optimal for us. In addition, we may in certain circumstances be liable for the actions of its third-party partners or co-venturers. In those circumstances where such third parties involve a management group, such third parties may receive compensation arrangements relating to such investments, including incentive compensation arrangements

Risks Related to the Adviser and Its Affiliates; Conflicts of Interest

The Adviser and its affiliates, including our officers and some of our Directors, face conflicts of interest as a result of compensation arrangements with us and the Adviser, which could result in actions that are not in the best interests of our unitholders.

The Adviser and its affiliates receive fees from us in return for their services, and these fees could influence the advice provided to us. We pay to the Adviser an Incentive Fee that is based on the performance of our portfolio and an annual Base Management Fee that is based on the average monthly value of our net assets. Because the Incentive Fee is based on the performance of our portfolio, the Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the Incentive Fee is determined may also encourage the Adviser to use leverage to increase the return on our investments. In addition, because the Base Management Fee is based upon our net assets, the Adviser may be incentivized to recommend the issuance of additional equity to make additional investments and increase our net assets. Under certain circumstances, the use of leverage may increase the likelihood of default, which could disfavor holders of the Common Units. Our compensation arrangements could therefore result in our making riskier or more speculative investments, or relying more on leverage to make investments, than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns.

We may be obligated to pay the Adviser incentive compensation on income that we have not received.

Any Incentive Fee payable by us that relates, in part, to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a Portfolio Company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the Incentive Fee will become uncollectible. The Adviser is not under any obligation to reimburse us for any part of the Incentive Fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an Incentive Fee on income we never received. For U.S. federal income tax purposes, we are required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in some circumstances in which we do not receive a corresponding payment in cash. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an Incentive Fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional credit or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

There may be conflicts of interest related to obligations the Adviser’s senior management and investment teams have to our affiliates and to other clients.

The members of the senior management and investment teams of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our unitholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on the Adviser to manage our day-to-day activities and to implement our investment strategy. The Adviser and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, the Adviser, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with Partners Group. The Adviser and its employees will devote only as much of its or their time to our business as the Adviser and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

We rely, in part, on the Adviser to assist with identifying investment opportunities and making investment recommendations to the Fund. The Adviser and its affiliates are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser, its affiliates and their officers and employees will not be devoted exclusively to our business, but will be allocated between us and such other business activities of the Adviser and its affiliates in a manner that the Adviser deems necessary and appropriate.

The Adviser’s liability is limited under the Amended and Restated Investment Advisory Agreement, and we are required to indemnify it against certain liabilities, which may lead it to act in a riskier manner on our behalf than it would when acting for its own account.

Pursuant to each of the Amended and Restated Investment Advisory Agreement, the Adviser and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of, the Adviser will not be liable to us for their acts under the Amended and Restated Investment Advisory Agreement, absent Disabling Conduct. We have agreed to indemnify, defend and protect the Adviser and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of, the Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of the Adviser not arising out of Disabling Conduct in the performance of their duties under the Amended and Restated Investment Advisory Agreement. These protections may lead the Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy.

As a BDC, we may not acquire any assets other than “qualifying assets,” as listed in Section 55(a) of the 1940 Act, unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Similarly, these rules could prevent us from making additional investments in existing Portfolio Companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Regulations governing our operation as a BDC and a RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined under the 1940 Act, including issuing preferred stock, borrowing money from banks or other financial institutions or issuing debt securities only in amounts such that our asset coverage meets the threshold set forth in the 1940 Act immediately after each such issuance. The 1940 Act currently requires us to maintain an asset coverage of at least 150% (i.e., the amount of debt may not exceed two-thirds of the value of our assets). Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately-owned competitors, which may lead to greater unitholder dilution.

We expect to borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit us from paying distributions and could prevent us from qualifying or maintaining our qualification as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

Under the 1940 Act, we generally are prohibited from issuing or selling our Common Units at a price per unit, after deducting selling commissions, which is below our NAV per unit, which may be a disadvantage as compared with other public companies. We may, however, sell our Common Units, or warrants, options or rights to acquire our Common Units, at a price below the current NAV of our Common Units if our Board of Directors, including our Independent Directors, determine that such sale is in our best interests and the best interests of our unitholders, and our unitholders, as well as those unitholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the fair value of such securities.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our Board of Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board of Directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same Portfolio Company (whether at the same or different times), without prior approval of our Board of Directors and, in some cases, the SEC. The co-investment exemptive relief the SEC has granted the Fund permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser or Partners Group, with our co-investment affiliates. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons to the extent not covered by the exemptive relief, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their respective affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any Portfolio Company of a fund managed by the Adviser without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the 1940 Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, we are not subject to this requirement. To the extent that we assume large positions in the securities of a small number of issuers, or within a particular industry, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company or to a general downturn in the economy. However, we will be subject to the diversification requirements applicable to RICs under Subchapter M of the Code.

We will be obligated to maintain proper and effective internal controls over financial reporting and failure to achieve and maintain effective internal controls over financial reporting could have a material adverse effect on our business and the value of our Common Units.

We will be obligated to maintain proper and effective internal controls over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC. However, we will not be required to comply with all of the requirements under Section 404 of the Sarbanes-Oxley Act until the later of the date we are no longer a non-accelerated filer or the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting may not meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we will eventually be required to meet. Specifically, we will be required to conduct annual management assessments of the effectiveness of our internal controls over financial reporting, however our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the date we are no longer a non-accelerated filer or the date we are no longer an emerging growth company under the JOBS Act.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act or maintain adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our consolidated financial statements. Confidence in the reliability of our consolidated financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting.

Risks Related to Debt Financing

When we use leverage, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Leverage may also adversely affect the return on our assets, reduce cash available for distribution to our unitholders and result in losses.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. The use of leverage involves increased risk, including increased variability of the Fund’s net income, distributions and NAV in relation to market changes. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not use leverage. Such a decline could negatively affect our ability to make distributions to our unitholders. In addition, our unitholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Adviser. The Fund’s leverage strategy may not work as planned or achieve its goal.

We expect to use leverage to finance our investments. The amount of leverage that we employ will depend on the Adviser’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to unitholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred shares that we may issue in the future, of at least 150%. If this ratio were to fall below 150%, we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to make distributions to you may be significantly restricted or we may not be able to make any such distributions whatsoever. The amount of leverage that we will employ will be subject to oversight by our Board of Directors, a majority of whom are Independent Directors upon and with no material interests in such transactions.

We may also enter into reverse repurchase agreements. Transactions under such agreements constitute leverage. When the Fund enters into a reverse repurchase agreement, any fluctuations in the market value of either the securities transferred to another party or the securities in which the proceeds may be invested would affect the market value of the Fund’s assets. As a result, the use of such leverage transactions may increase fluctuations in the market value of the Fund’s assets compared to what would occur without the use of such transactions. Because reverse repurchase agreements may be considered to be the practical equivalent of borrowing funds, they constitute a form of leverage. If the Fund reinvests the proceeds of a reverse repurchase agreement at a rate lower than the cost of the agreement, transacting under such agreement will lower the Fund’s yield.

Although use of leverage by the Fund has the potential to enhance overall returns that exceed the Fund’s cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than the Fund’s cost of funds. In addition, borrowings and reverse repurchase agreements or similar arrangements in which the Fund may engage may be secured by the unitholders’ investments as well as by the Fund’s assets and the documentation relating to such transactions may provide that during the continuance of a default under such arrangement, the interests of the investors may be subordinated to the interests of the Fund’s lenders or debtholders.

Any future credit facilities and unsecured notes impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC. A failure to renew our facilities or to add new or replacement debt facilities or issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition or results of operations.

We may default under our credit facilities.

In the event we default under a credit facility or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Provisions in a credit facility may limit our investment discretion.

A credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In connection with one or more credit facilities entered into by the Fund, distributions to unitholders may be subordinated to payments required in connection with any indebtedness contemplated thereby.

In addition, any security interests and/or negative covenants required by a credit facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a credit facility were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.

In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.

Changes in interest rates may affect our cost of capital and net investment income.

Since we intend to use debt to finance a portion of our investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the Incentive Fee Hurdle Rate and may result in a substantial increase in the amount of incentive fees payable to the Adviser with respect to pre-incentive fee net gains.

We may form one or more CLOs, which may subject us to certain structured financing risks.

To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. It is possible that an interest in any such CLO held by us may be considered a “non-qualifying” portfolio investment for purposes of the 1940 Act.

If we create a CLO, we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to unitholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our qualification as a RIC, which would have a material adverse effect on an investment in the Common Units.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to unitholders. To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests in the CLO.

The manager for a CLO that we create may be the Fund, the Adviser or an affiliate, and such manager may be entitled to receive compensation for structuring and/or management services. To the extent the Adviser or an affiliate other than the Fund serves as manager and the Fund is obligated to compensate the Adviser or the affiliate for such services, we, the Adviser or the affiliate will implement offsetting arrangements to assure that we, and indirectly, our unitholders, pay no additional management fees to the Adviser or the affiliate in connection therewith. To the extent we serve as manager, we will waive any right to receive fees for such services from the Fund (and indirectly its unitholders) or any affiliate.

Federal Income Tax Risk

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

To obtain and maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and asset diversification requirements. If we do not qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We must satisfy these tests on an ongoing basis in order to maintain RIC tax treatment, and may be required to make distributions to unitholders at times when it would be more advantageous to invest cash in our existing or other investments, or when we do not have funds readily available for distribution. Compliance with the RIC tax requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our unitholders’ investments. Also, the rules applicable to our qualification as a RIC are complex, with many areas of uncertainty. If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure may have a material adverse effect on us and on any investment in us. The Code provides certain forms of relief from RIC disqualification due to failures of income source and asset diversification requirements, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail either the income source or asset diversification requirements.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our unitholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus we may become subject to corporate-level income tax. Furthermore, we may invest in the equity securities of non-U.S. corporations (or other non-U.S. entities classified as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances, these rules also could require us to recognize taxable income or gains where we do not receive a corresponding payment in cash and, unless the income and gains are related to our business of investing in stocks and securities, all or a portion of such taxable income and gains may not be considered qualifying income for purposes of the RIC income source requirements.

Some of our investments may be subject to corporate-level income tax.

We may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).

Our portfolio investments may present special tax issues.

The Fund expects to invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments and certain equity securities may present special tax issues for the Fund. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless debt in equity securities, how payments received on obligations in default should be allocated between principal and interest income, as well as whether exchanges of debt instruments in a bankruptcy or workout context are taxable. Such matters could cause us to recognize taxable income for U.S. federal income tax purposes, even in the absence of cash or economic gain, and require us to make taxable distributions to our unitholders to maintain our RIC status or preclude the imposition of either U.S. federal corporate income or excise taxation. Additionally, because such taxable income may not be matched by corresponding cash received by us, we may be required to borrow money or dispose of other investments to be able to make distributions to our unitholders. These and other issues will be considered by us, to the extent determined necessary, in order that we minimize the level of any U.S. federal income or excise tax that we would otherwise incur.

If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. unitholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.

We do not expect to be treated as a “publicly offered regulated investment company” until such time that we have more than 500 investors at all times during a taxable year. Unless and until we are treated as a “publicly offered regulated investment company” as a result of either (1) our Common Units being held by at least 500 persons at all times during a taxable year, (2) our Common Units are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (3) our Common Units being treated as regularly traded on an established securities market, each U.S. unitholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from us in the amount of such U.S. unitholder’s allocable share of the management and incentive fees paid to our investment adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. unitholder. Miscellaneous itemized deductions generally are deductible by a U.S. unitholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. unitholder’s miscellaneous itemized deductions exceeds 2% of such U.S. unitholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.

Legislative or regulatory tax changes could adversely affect investors.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our unitholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our Common Units or the value or the resale potential of our investments.

Risks Related to an Investment in the Common Units

If we are unable to raise substantial funds, then we will be more limited in the number and type of investments we may make, our expenses may be higher relative to our total assets, and the value of your investment in us may be reduced in the event our assets under-perform.

Amounts that we raise may not be sufficient for us to purchase a broad portfolio of investments. To the extent that less than the maximum number of Common Units is subscribed for, the opportunity for us to purchase a broad portfolio of investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base. If we are unable to raise substantial funds, we may not achieve certain economies of scale, and our expenses may represent a larger proportion of our total assets.

Placement agents

One or more third parties may act as placement agents for Common Units in us and, in that capacity, act for the Adviser and in such capacity would not act as investment advisers to members in connection with the offering of such Common Units. Investors must independently evaluate the offering and make their own investment decisions. The Adviser may pay each placement agent a placement fee based upon the amount committed to us by each investor that each such placement agent introduces to the Adviser.

We face risks associated with the deployment of our capital.

In light of the nature of our continuous offering in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of our Common Units in this offering and the time we invest the net proceeds. Our proportion of privately negotiated investments may be lower than expected. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our unitholders that may be invested in money market accounts or other similar temporary investments, each of which are subject to the management fees.

In the event we are unable to find suitable investments such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our Common Units or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.

We may have difficulty sourcing investment opportunities.

Other than the Initial Portfolio, we have not identified the potential investments for our portfolio that we will acquire. We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all investments successfully. In addition, privately negotiated investments in loans and illiquid securities of private companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future Portfolio Company investments prior to purchasing our Common Units. Additionally, our Adviser will select our investments subsequent to this offering, and our unitholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our Common Units. To the extent we are unable to deploy all investments, our investment income and, in turn, our results of operations, will likely be materially adversely affected.

An investment in our Common Units will have limited liquidity.

Our Common Units constitute illiquid investments for which there is not, and will likely not be, a secondary market at any time prior to a public offering and listing of our Common Units on a national securities exchange. There can be no guarantee that we will conduct a public offering and list our Common Units on a national securities exchange, and we do not currently intend to do so. Investment in the Fund is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in the Fund. Unitholders are not entitled to redeem their Common Units. Unitholders must be prepared to bear the economic risk of an investment in our Common Units for an extended period of time.

Investing in our Common Units involves a high degree of risk.

The investments we make in accordance with our investment objectives may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in Portfolio Companies may be highly speculative and aggressive and, therefore, an investment in our Common Units may not be suitable for someone with lower risk tolerance.

The NAV of our Common Units may fluctuate significantly.

The NAV and liquidity, if any, of the market for our Common Units may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

●	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

●	loss of RIC or BDC status;

●	changes in earnings or variations in operating results;
57

●	changes in the value of our portfolio of investments;

●	changes in accounting guidelines governing valuation of our investments;

●	any shortfall in revenue or net income or any increase in losses from levels expected by investors;

●	departure of either of our Adviser or certain of its respective key personnel;

●	general economic trends and other external factors; and

●	loss of a major funding source.

Because our largest unitholder (Australian Retirement Trust Pty Ltd.) owns and may continue to own a meaningful percentage of our outstanding Common Units, our other holders of our Common Units will be limited in their ability to influence our corporate matters.

As of December 31, 2025, the largest holder of our Common Units beneficially owned approximately 91% of the total voting power held by holders of our outstanding Common Units. This holder may acquire additional Common Units in connection with our continuous Private Offering. As a result, this holder may be able to exert and may continue to be able to exert influence over our management, business plans and policies, as well as matters submitted to the holders of our Common Units for approval. This concentrated ownership could limit the ability of the remaining holders of our Common Units to influence corporate matters, and the interests of this holder may not coincide with our interests or the interests of the remaining unitholders.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We have processes in place to assess, identify, and manage material risks from cybersecurity threats. Our business is dependent on the communications and information systems of the Adviser, Partners Group and other third-party service providers. The Adviser manages our day-to-day operations and, together with Partners Group, has implemented a business resilience and cyber risk management program that applies to us and our operations.

Cybersecurity Program Overview

Partners Group has instituted a cyber risk management program designed to identify, assess, and manage cyber risks applicable to us. The Adviser assists as necessary with the oversight of our other third-party service providers and their cybersecurity programs as discussed further below. Partners Group’s cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which we rely. Partners Group actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by us.

We rely on Partners Group to engage internal and external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to us. We also rely on the expertise of risk management, legal, information technology, and compliance personnel of Partners Group and the Adviser when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.

Board Oversight of Cybersecurity Risks

The Board provides oversight on cybersecurity matters related to our operations, including risks associated with cybersecurity threats. The Board receives periodic updates from Partners Group’s Chief Information Security Officer ("CISO") regarding the overall state of the Adviser’s cybersecurity program, including information on Partners Group’s current assessment of the cyber risk landscape and risk prioritization, cyber risk mitigation developments, and risks from cybersecurity threats and cybersecurity incidents impacting us, if any. In addition, our Chief Compliance Officer periodically engages with our other third-party service providers to evaluate their cybersecurity measures and risk management processes and provides the Board with updates on their cybersecurity programs on at least an annual basis.

Management’s Role in Cybersecurity Risk Management

Our management, including our Chief Compliance Officer and members of the management team of the Adviser, stay informed on cyber risks impacting Partners Group’s and the Adviser’s cyber risk management program through educational updates and cyber awareness training as directed by Partners Group and through inclusion in Partners Group’s information security incident management procedures. Our Chief Compliance Officer oversees our compliance program generally and relies on Partners Group’s CISO to assist with assessing and managing material risks from cybersecurity threats. Partners Group’s CISO has been managing Partners Group’s cybersecurity and information security programs for over 9 years and has over 19 years of industry experience. Our Chief Compliance Officer has been responsible for this oversight function since assuming his role with us and has worked in the financial services industry for over 20 years, during which time he has gained expertise in assessing and managing risk, including those applicable to us.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on us are assessed on a regular basis, and how such risks could materially affect our business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that we believe have materially affected, or are reasonably likely to materially affect, us, including our business strategy, operational results, and financial condition.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 1114 Avenue of the Americas, 37th Floor, New York, NY 10036 and are provided by the Adviser in accordance with the terms of our Amended and Restated Investment Advisory Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings

From time to time, in the normal course of business, we and our Adviser may be party to certain lawsuits. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our Portfolio Companies. We, the Adviser, and our wholly owned subsidiaries are not currently subject to any material litigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our outstanding Common Units will be offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2), Regulation D and Regulation S. See “Recent Sales of Unregistered Securities” for more information. There is no public market for our Common Units currently, and we do not expect one will develop.

Because our Common Units have been acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and can be required to be held indefinitely. Such Common Units cannot be sold, transferred, assigned, pledged or otherwise disposed of unless (1) our consent is granted and (2) the Common Units are registered under applicable securities laws or specifically exempted from registration (in which case the unitholder could, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the Common Units until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Common Units can be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Common Units and to execute such other instruments or certifications as are reasonably required by us.

Holders

Please see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” for disclosure regarding the holders of our Common Units.

Distributions

Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time. We currently intend on making quarterly distributions.

Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our unitholders of at least 90% of our investment company taxable income.

There is no assurance we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or return of capital, and we have no limits on the amounts we may pay from such sources. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including how quickly we invest the proceeds from this and any future offering and the performance of our investments. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of any current or future offering will result in us having less funds available to acquire investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your Common Units.

From time to time, we may also pay special distributions in the form of cash or Common Units at the discretion of our Board.

We have not established limits on the amount of funds we may use from any available sources to make distributions. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. The Adviser and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. See “Item 1. Business—Investment Advisory Agreement and Master Administrative Services Agreement.”

Consistent with the Code, unitholders will be notified of the source of our distributions. Our distributions may exceed our earnings and profits. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. The tax basis of units must be reduced by the amount of any return of capital distributions, which will result in an increase in the amount of any taxable gain (or a reduction in any deductible loss) on the sale of units.

The Fund intends to elect and qualify each taxable year hereafter, to be treated as a RIC under Subchapter M of the Code. To obtain and maintain RIC tax treatment, we must distribute at least 90% of our investment company taxable income (net ordinary taxable income and net short-term capital gains in excess of net long-term capital losses), if any, to our unitholders. A RIC may satisfy the 90% distribution requirement by actually distributing dividends (other than capital gain dividends) during the taxable year. In addition, a RIC may, in certain cases, satisfy the 90% distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M of the Code. If a RIC makes a spillback dividend, the amounts will be included in a unitholder’s gross income for the year in which the spillback dividend is paid.

We currently intend to distribute net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions. However, we may decide in the future to retain such capital gains for investment and elect to treat such gains as deemed distributions to you. If this happens, you will be treated for U.S. federal income tax purposes as if you had received an actual distribution of the capital gains that we retain and reinvested the net after tax proceeds in us. In this situation, you would be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions. See “Item 1. Business—Material U.S. Federal Income Tax Considerations.”

If we issue senior securities, we may be prohibited from making distributions if doing so causes us to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Recent Sales of Unregistered Securities

As of December 31, 2025, the Fund had sold 180,615,551 Common Units for an aggregate purchase price of approximately $275 million of Common Units (accounting for our 5:1 forward split effected on February 27, 2026). All units were issued and sold in reliance upon the available exemptions from the registration requirements of Section 4(a)(2) of the Securities Act.

Item 6. Selected Financial Data

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We initially incorporated as a Delaware corporation on June 16, 2022, and we filed a certificate of conversion with the Delaware Secretary of State to convert into a Delaware limited liability company on July 12, 2023. We are externally managed by the Adviser, which manages our day-to-day operations and provides us with investment advisory services pursuant to the terms of the Amended and Restated Investment Advisory Agreement. The Adviser is registered as investment adviser with the SEC. The Fund intends to elect and qualify each taxable year hereafter, to be treated as a RIC under Subchapter M of the Code.

The Adviser oversees (subject to the oversight of the Board, a majority of whom are independent) the management of our operations and is responsible for making investment decisions with respect to our portfolio pursuant to the terms of the Amended and Restated Investment Advisory Agreement. Under the Amended and Restated Investment Advisory Agreement, we have agreed to pay the Adviser the Base Management Fee as well as the Incentive Fee based on our investment performance.

Key components of our results of operations

Investments

Our investment objectives are to generate attractive risk-adjusted returns and current income by primarily investing in a geographically and industrially well-balanced and broadly distributed portfolio of primarily senior secured loans, which will typically pay interest composed of SOFR/EURIBOR/CORRA/other variable base rates, plus a margin, to private middle market U.S. companies. As part of our strategy to achieve our investment objective, we will directly or indirectly originate Senior Secured Direct Private Credit investments. We also expect to invest in Senior Secured Broadly Syndicated Loans. Senior secured loans represent the most senior tranche in the capital structure of the relevant borrowers and often have lien security over the assets of the borrowers. In addition, to a lesser extent, our assets may include Opportunistic Credit that appears attractive on a relative value basis, including, however, not limited to, CLO Equity. We believe that the Partners Group investment platform offers strategic access to the wider private equity sponsor and borrower community and provides the Fund a significant advantage in sourcing, analyzing and executing attractive credit investments.

The Adviser expects to employ a range of techniques that seek to reduce the risk associated with our investment strategy. These techniques may include, without limitation: (i) selecting investments and commitments across a broad range of geographies, industries, sectors, and maturity dates; (ii) tracking operating performance of underlying companies and their compliance with financial covenants; and (iii) actively managing cash and liquid assets.

See “Investment Objective and Strategy” for more information about our investment strategies.

An investment in the Fund involves significant risks and loss of your investment is possible. The Fund is an appropriate investment only for those investors who can tolerate a high degree of risk and do not require a liquid investment. Repurchases of shares are at the sole discretion of the Board and you may not be able to redeem your units at the time or in the amount desired. There are no guarantees the fund will achieve its objective or pay distributions. See “Item 1A. Risk Factors.”

Revenues

We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our Portfolio Companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue from various fees in the ordinary course of business such as in the form of structuring, consent, waiver, amendment, syndication and other miscellaneous fees. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses

We do not currently have any employees and do not expect to have any employees. Our day-to-day investment operations are managed by the Adviser, pursuant to the terms of the Amended and Restated Investment Advisory Agreement. The services necessary for our business, including the origination and administration of our investment portfolio, will be provided by individuals who are employees of Partners Group, pursuant to the terms of the Amended and Restated Investment Advisory Agreement, and our Administrator, pursuant to the terms of the Master Administrative Services Agreement. See “Item 1. Business–Master Administrative Services Agreement.” All investment professionals of the Adviser, when and to the extent engaged in providing investment advisory and management services under the Amended and Restated Investment Advisory Agreement, and the compensation and routine compensation-related overhead expenses of such personnel allocable to such services, will be provided and paid for by the Adviser and not by the Fund. See “Item 1. Business – Investment Advisory Agreement.” We will bear all other costs and expenses of the Fund’s operations and transactions, including those listed in the Registration Statement.

From time to time, the Adviser or its affiliates may pay third-party providers of goods or services. We will reimburse the Adviser or such affiliates thereof for any such amounts paid on our behalf. All of the foregoing expenses will ultimately be borne by our unitholders.

Portfolio And Investment Activity

As of December 31, 2025, we had investments in 54 Portfolio Companies across 20 industries, excluding CLO tranches. As of December 31, 2024, we had investments in 38 Portfolio Companies across 19 industries. As of December 31, 2023, we had investments in 10 Portfolio Companies across 8 industries.

Based on fair value as of December 31, 2025, 96.2% of our portfolio is composed of senior secured direct private credit investments, followed by 1.6% of opportunistic credit and other investments. 99.6% of our direct private credit investments was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors.

As of December 31, 2025, our weighted average total yield of debt securities at amortized cost was 9.12%. As of December 31, 2024, our weighted average total yield of debt securities at amortized cost was 9.47%. As of December 31, 2023, our weighted average total yield of debt securities at amortized cost was 10.44%.

Weighted average yields includes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2025, December 31, 2024 and December 31, 2023, respectively.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Period from September 1, 2023 (commencement of operations) to December 31, 2023
Total investments, at fair value, beginning of period	$328,465	$78,850	$-
Purchases of investments, including capitalized PIK	223,846	255,288	78,948
Proceeds from principal repayments and sales of investments	(95,700)	(7,806)	(387)
Net accretion of discount on investments	1,615	647	40
Net realized gain (loss) on investments	139	7	-
Net change in unrealized appreciation (depreciation)	(19)	1,479	249
Total investments, at fair value, end of period	$458,346	$328,465	$78,850

The following table presents certain selected information regarding our investment portfolio:

	December 31, 2025		December 31, 2024		December 31, 2023
Weighted average yield on debt and income producing investments, at amortized cost (1)	9.12%		9.47%		10.44%
Weighted average yield on debt and income producing investments, at fair value (1)	9.09%		9.48%		10.43%
Number of Portfolio Companies	54		38		10
Median LTM EBITDA (2)(3)	$94.20	M	$112.51	M	$59.73	M
Weighted average net senior leverage (2)(4)	5.83	x	5.72	x	6.01	x
Weighted average loan-to-value (“LTV”) (2)(5)	41%		38%		43%
Percentage of debt investments bearing a floating rate, at fair value(6)	99.6%		100%		100%
Percentage of debt investments bearing a fixed rate, at fair value(6)	0.4%		0%		0%

(1)	Computed based on the stated interest rate or yield as of December 31, 2025, December 31, 2024 and December 31, 2023, respectively, and weighted based on the total debt investments (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above. Weighted average yield includes the effect of accretion of discounts and amortization of premiums.

(2)	Includes all private loan investments for which fair value is determined by the Adviser at least quarterly (with assistance, as applicable, from a third-party valuation firm, and subject to oversight by the Board). Figures are derived from the consolidated financial statements most recently obtained by the Adviser.

(3)	LTM EBITDA is a non-GAAP measure that refers to adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) in accordance with the underlying governing documents, over the last twelve months as reported by respective borrowers or portfolio companies. Excludes investments with no reported EBITDA or where EBITDA, in the Adviser’s judgment, was not a material component of the investment thesis, such as annual recurring revenue loans, or investments with negative EBITDA. Currency fluctuations may have an adverse effect on the value, price or income and costs of our Portfolio Companies and investments which may increase or decrease as a result of changes in exchange rates.
63

(4)	Net senior leverage is the ratio of total debt minus unrestricted cash divided by LTM EBITDA and taking into account leverage through the tranche in which the Fund holds an investment, excluding recurring revenue loans. Weighted average net senior leverage is weighted based on the funded commitment of total applicable private loans.

(5)	LTV is calculated as net debt through each respective investment tranche in which the Fund holds an investment divided by estimated enterprise value or value of the underlying collateral of the portfolio company. Weighted average LTV is weighted based on the funded commitment of the total applicable private loans.

(6)	Calculated as a percentage of direct private credit investments.

The composition of our investment portfolio at cost and fair value was as follows (dollar amounts in thousands):

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Asset Backed Securities	$10,008	10,047	2.19%
Secured Debt	431,960	433,567	94.59
Unsecured Debt	-	-	-
Equity Investments	14,669	14,732	3.22
Total Investments	$456,637	$458,346	100.00%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$325,382	$327,122	99.59%
Unsecured Debt	-	-	-
Equity Investments	1,355	1,343	0.41
Total Investments	$326,737	$328,465	100.00%

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$78,601	$78,850	100.00%
Unsecured Debt	-	-	-
Equity Investments	-	-	-
Total Investments	$78,601	$78,850	100.00%
64

The table below describes investments by industry composition based on fair value:

	December 31, 2025	December 31, 2024	December 31, 2023
Aerospace & Defense	-%	3.18%	-%
Automobile Components	0.91	1.29	4.68
Building Products	2.21	-	-
Capital Markets	6.42	3.44	-
Commercial Services & Supplies	3.34	0.73	-
Containers & Packaging	0.57	0.71	-
Diversified Consumer Services	5.19	0.38	-
Electrical Equipment	3.12	4.35	8.40
Electronic Equipment, Instruments & Components	4.28	1.52	5.71
Energy Equipment & Services	-	1.66	-
Financial Services	4.34	1.97	-
Health Care Equipment & Supplies	1.88	2.60	11.15
Health Care Providers & Services	11.26	12.32	32.33
Health Care Technology	2.14	8.80	-
Hotels, Restaurants & Leisure	1.39	-	-
Insurance	-	7.52	27.23
IT Services	9.21	8.93	10.62
Machinery	2.90	4.41	-
Professional Services	8.93	2.34	-
Software	25.17	27.65	(0.12)
Trading Companies & Distributors	4.55	6.20	-
Industrial Conglomerates	2.19	-	-
Total	100.00%	100.00%	100.00%

As of December 31, 2025, December 31, 2024 and December 31, 2023, the Fund had no Portfolio Companies on non-accrual status, respectively. The following table shows the fair value of our performing debt and other income producing securities, and non-accrual investments as of December 31, 2025, December 31, 2024 and December 31, 2023 (dollar amounts in thousands):

	December 31, 2025		December 31, 2024		December 31, 2023
	Fair Value	Percentage	Fair Value	Percentage	Fair Value	Percentage
Performing debt and income producing investments	$450,982	98.39%	$328,465	100.00%	$78,850	100.00%
Non-accrual(1)	-	-	-	-	-	-
Total	$450,982	98.39%	$328,465	100.00%	$78,850	100.00%

(1)	Investments on non-accrual represented 0%, 0% and 0% of amortized cost of total debt and income producing investments as of December 31, 2025, December 31, 2024, and December 31, 2023, respectively.
65

Results of Operations

The following table represents our operating results (dollar amounts in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Period from September 1, 2023 (commencement of operations) to December 31, 2023
Total investment income	$41,883	$26,216	$1,129
Total expenses	24,761	19,549	1,045
Net investment income	17,122	6,667	84
Net realized gain (loss)	158	29	1
Net change in unrealized appreciation (depreciation)	(201)	1,284	202
Net increase (decrease) in net assets resulting from operations	$17,079	$7,980	$287

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income was as follows (dollar amounts in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Period from September 1, 2023 (commencement of operations) to December 31, 2023
Interest income	$40,148	$25,465	$1,128
Payment-in-kind interest income	847	275	-
Dividend Income	-	-	-
Other income	888	476	1
Total investment income	$41,883	$26,216	$1,129

Total investment income increased to $41.9 million for the year ended December 31, 2025 from $26.2 million for the year ended December 31, 2024 primarily driven by increased portfolio size of the private credit investment portfolio.

Total investment income increased to $26.2 million for the year ended December 31, 2024 from $1.1 million for the period from September 1, 2023 (commencement of operations) to December 31, 2023 primarily driven by increased portfolio size of the private credit investment portfolio. Note that 2023 period covers four months of operations as the Fund commenced operations on September 1, 2023. Meanwhile, 2024 period includes operation of twelve months.

For the year ended December 31, 2025, PIK income represented 2% of total investment income. For the year ended December 31, 2024, and for the period from September 1, 2023 (commencement of operations) to December 31, 2023, PIK income represented 1% and 0% of total investment income, respectively.

Expenses were as follows (dollar amounts in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Period from September 1, 2023 (commencement of operations) to December 31, 2023
Interest and borrowing expenses	$14,789	$14,126	$854
Management fees	2,291	1,063	3
Incentive fee	1,593	880	32
Organization expenses	-	505	-
Professional fees	964	435	82
Board of Directors’ fees	-	-	-
Administration, custodian and transfer agent fees	20	21	5
Other general & administrative	-	-	-
Current Tax Expense	4,714	1,919	29
Other expenses	390	600	40
Total expenses (including current tax expense)	24,761	19,549	1,045
Expense support	-	-	-
Recoupment of expense support	-	-	-
Reimbursable expenses previously borne by Adviser	-	-	-
Management fees waived	-	-	-
Incentive fees waived	-	-	-
Net expenses (including current tax expense)	$24,761	$19,549	$1,045

Interest Expense

Total interest expense (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts) increased to $14.8 million for the year ended December 31, 2025 from $14.1 million for the year ended December 31, 2024 primarily driven by an increase in the amount of borrowing, and the increase of the weighted average interest rate on our borrowings relative to the prior year period.

Total interest expense (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts) increased to $14.1 million for the year ended December 31, 2024 from $854 thousand for the period from September 1, 2023 (commencement of operations) to December 31, 2023 primarily driven by an increase in the amount of borrowing, and the increase of the weighted average interest rate on our borrowings relative to the period from September 1, 2023 (commencement of operations) to December 31, 2023. Note that the 2023 period covers four months of operations as the Fund commenced operations on September 1, 2023. Meanwhile, 2024 period includes operation of twelve months.

As of December 31, 2025, there was $226.0 million of debt outstanding under the NatWest Credit Facility (as defined below under “Borrowings”). For the year ended December 31, 2025, the Fund had total average debt of $207.0 million at a weighted average interest rate of 6.70%.

As of December 31, 2024, there was $172.0 million of debt outstanding under the NatWest Credit Facility. For the year ended December 31, 2024, the Fund had total average debt of $131.0 million at a weighted average interest rate of 8.06%.

As of December 31, 2023, there was $58.4 million of debt outstanding under our prior credit facility agreement with MUFG Bank Ltd. (the “MUFG Credit Facility”). For the period September 1, 2023 (commencement of operations) through December 31, 2023, the Fund had total average debt of $37.0 million at a weighted average interest rate of 7.48%. In September 2024, the MUFG Credit Facility was repaid in full using available cash at the Fund and through drawdowns on the available Capital Commitments of the Fund.

As of December 31, 2023, there was $24.6 million of debt outstanding under our prior bridge loan agreements (the “Bridge Loans”) with a related party of the Fund, Partners Group Finance CHF IC Limited. As of December 31, 2023, there was $24.6 million of debt outstanding under the Bridge Loans. For the period September 1, 2023 (commencement of operations) through December 31, 2023, the Fund had total average debt of $21.1 million at a weighted average interest rate of 7.22%. In January 2024, all Bridge Loans were repaid in full using available cash at the Fund and through drawdowns on the available Capital Commitments of the Fund.

Base Management Fees

Management fees increased to $2.3 million for the year ended December 31, 2025, from $1.1 million for the year ended December 31, 2024 primarily due to an increase in net assets. Management fees are payable quarterly in arrears at an annual rate of 1.00% of the value of our Adjusted Net Assets (as defined below) as of the beginning of the first calendar day of the applicable quarter. For purposes of the Amended and Restated Investment Advisory Agreement, “Adjusted Net Assets,” as of any calendar quarter end, means the sum of (i) the Fund’s total net assets and (ii) any Base Management Fee and Incentive Fee expenses incurred by the Fund with respect to such calendar quarter end.

Management fees increased to $1.1 million for the year ended December 31, 2024, from $3 thousand for the period from September 1, 2023 (commencement of operations) to December 31, 2023 primarily due to an increase in net assets.

Incentive Fee

For the year ended December 31, 2025, incentive fees totaled $1.6 million. Incentive fees increased to $1.6 million for the year ended December 31, 2025 from $880 thousand for the year ended December 31, 2024 primarily due to increase in pre-incentive fee net income.

Incentive fees increased to $880 thousand for the year ended December 31, 2024 from $32 thousand for the period from September 1, 2023 (commencement of operations) to December 31, 2023 primarily due to increase in pre-incentive fee net income.

The Adviser agreed to waive any incentive fee due from the Fund to the Adviser until the earlier of (1) the Fund electing to be regulated as a BDC under the 1940 Act and (2) October 1, 2023. For the year ended December 31, 2024, the Fund incurred incentive fees of $880 thousand, of which $0 was waived and for the period September 1, 2023 (commencement of operations) through December 31, 2023, the Fund incurred incentive fees of $32 thousand, of which $0 was waived.

Other Expenses

Organization costs and offering costs include expenses incurred in our initial formation and our continuous offering. Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Fund. Administrative service expenses represent fees paid to the Administrator in accordance with the Master Administrative Services Agreement. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs.

Total other expenses increased to $6.1 million for the year ended December 31, 2025 from $3.5 million for the year ended December 31, 2024, primarily driven by an increase of current tax expense and professional fees as the portfolio continues to grow.

Total other expenses increased to $3.5 million for the year ended December 31, 2024, from $156 thousand for the period September 1, 2023 (commencement of operations) through December 31, 2023 primarily driven by an increase of administrative service expenses and other general & administrative expenses due to servicing a growing portfolio and the comparison of a full year in 2024 against approximately four months in 2023.

For the year ended December 31, 2025, the year ended December 31, 2024 and for the period beginning September 1, 2023 (commencement of operations) and ending December 31, 2023, our Administrator charged $20 thousand, $21 thousand and $5 thousand, respectively, for certain costs and expenses allocable to the Fund under the terms of the Master Administrative Services Agreement.

We entered into an Expense Support and Conditional Reimbursement Agreement with the Adviser. For additional information see “Note 3. Fees, Expenses, Agreements and Related Party Transactions” to the consolidated financial statements.

Income Taxes, Including Excise Taxes

The Fund is currently classified as an association taxable as a corporation for U.S. federal tax purposes. Partners Group BDC Finance I, LLC and Partners Group Revolver Pooling BDC, LLC are treated as disregarded entities and, as such, all activities at these entities shall be reported and taxed on the Fund’s U.S. federal tax return. In accordance with U.S. federal tax laws, the Fund’s taxable income is subject to federal taxes at a 21% rate and state taxes at a 0% rate. The Fund has recorded $0 unrecognized tax benefits As of December 31, 2025, December 31, 2024 and December 31, 2023, respectively, and has not accrued any interest or penalties related to unrecognized tax benefits in income tax expense. For the year ended December 31, 2025, the Fund incurred $4.7 million in current tax expense and $41 thousand in deferred tax expense. For the year ended December 31, 2024, the Fund incurred $1.9 million in current tax expense and $177 thousand in deferred tax expense. For the period September 1, 2023 (commencement of operations) through December 31, 2023, the Fund incurred $29 thousand in current tax expense and $47 thousand in deferred tax expense. The increase in tax expense over the prior period is primarily attributable to the increases in income before income taxes and net unrealized investment appreciation and the comparison of a full year in 2024 against approximately four months in 2023.

The Fund intends to elect and qualify each taxable year hereafter, to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to qualify each taxable year for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our unitholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income (if any) for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our unitholders, which generally relieve us from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year distributions from such income, we will accrue excise tax on estimated excess taxable income.

Net Realized Gain (Loss)

Net realized gains and losses were comprised of the following (dollar amounts in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Period from September 1, 2023 (commencement of operations) to December 31, 2023
Non-controlled/non-affiliated investments	139	7	-
Non-controlled/affiliated investments	-	-	-
Foreign currency forward contracts	-	-	-
Foreign currency transactions	19	22	1
Net realized gain (loss)	158	29	1

For the year ended December 31, 2025, we generated net realized gains of $158 thousand, which was comprised of $19 thousand from foreign currency transactions and $139 thousand from the sale or early paydowns on non-controlled/non-affiliated investments.

For the year ended December 31, 2024, we generated net realized gains of $29 thousand, which was comprised of $22 thousand from foreign currency transactions and $7 thousand from the sale or early paydowns on non-controlled/non-affiliated investments. For the period September 1, 2023 (commencement of operations) through December 31, 2023, we generated net realized gains of $1 thousand attributable to foreign currency transactions. The increase from the prior period is attributable to sales or early paydowns on non-controlled/non-affiliated investments for the year ended December 31, 2024.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following (dollar amounts in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Period from September 1, 2023 (commencement of operations) to December 31, 2023
Non-controlled/non-affiliated investments	$(19)	$1,479	$249
Non-controlled/affiliated investments	-	-	-
Controlled/affiliated investments	-	-	-
Foreign currency forward contracts	-	-	-
Deferred tax expense	(41)	(177)	(47)
Translation of assets and liabilities in foreign currencies	(141)	(18)	-
Net change in unrealized appreciation (depreciation)	$(201)	$1,284	$202

For the year ended December 31, 2025 unrealized appreciation (depreciation) on investments decreased $19 thousand due to decreased market value of the positions.

For the year ended December 31, 2024, the unrealized appreciation (depreciation) on investments increased $1.5 million due to increased market value of the positions.

For the period September 1, 2023 (commencement of operations) through December 31, 2023, the fair value of our debt investments increased $249 thousand due to market value appreciation.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, (iii) any financing arrangements we have entered into or may enter into in the future and (iv) any future offerings of our equity or debt securities. Our primary uses of cash are for (i) purchases of investments in accordance with the Fund’s investment objective and strategy; (ii) general corporate purposes; and (iii) payment of operating expenses, including management and administrative services fees and other expenses such as due diligence expenses relating to potential new investments.

As of December 31, 2025, we had one asset-based credit facility, the NatWest Facility. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facility and/or issue debt securities, including unsecured notes and debt securitizations. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2025, December 31, 2024 and December 31, 2023, we had an aggregate amount of $226.0 million, $172.0 million and $83 million, respectively, of principal debt outstanding and our asset coverage ratio was 222%, 198% and 102%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

Cash and cash equivalents as of December 31, 2025, taken together with the $49 million of available capacity under our credit facility (subject to borrowing base availability) and the continuous offering of our Common Units is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Units and the use of existing and future financing arrangements.

Although we were able to close on a credit facility and amend it during 2025, any disruption in the financial markets or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained in the past. These factors may limit our ability to make new investments and adversely impact our results of operations.

As of December 31, 2025, we had $73.4 million in cash and cash equivalents. During the year ended December 31, 2025, cash used in operating activities was $108.1 million, primarily as a result of funding portfolio investments of $223.3 million and partially offset by proceeds from sales of investments and principal repayments of $95.7 million. Cash provided by financing activities was $167.1 million during the period, primarily as a result of new unit issuances related to $114 million of subscriptions and net borrowings (repayments) of $54 million.

As of December 31, 2024, we had $14.4 million in cash and cash equivalents. During the year ended December 31, 2024, cash used in operating activities was $238.4 million, primarily as a result of funding portfolio investments of $255.0 million and partially offset by proceeds from sales of investments and principal repayments of $7.8 million. Cash provided by financing activities was $248.1 million during the period, primarily as a result of new unit issuances related to $160 million of subscriptions and net borrowings (repayments) of $89 million.

Equity

All unit and per unit amounts of the Company’s issued and outstanding units in this Annual Report have been retroactively adjusted for the 5:1 forward split effected on February 27, 2026 for all activity prior to that date, unless stated otherwise.

The following table summarizes transactions in Class I units during the year ended December 31, 2025 (dollar amounts in thousands):

	Class I Units	Amount
Class I Units
Subscriptions	70,434,599	$114,000
Distributions reinvested	—	—
Unit repurchases	—	—
Net increase (decrease)	70,434,599	$114,000

The following table summarizes transactions in common units during the year ended December 31, 2024 (dollar amounts in thousands):

	Common Units	Amount
Common Units
Subscriptions	109,180,952	$160,000
Distributions reinvested	—	—
Unit repurchases	—	—
Net increase (decrease)	109,180,952	$160,000

The following table summarizes transactions in common units during the period ended December 31, 2023 (dollar amounts in thousands):

	Common Units	Amount
Common Units
Subscriptions	1,000,000	$1,000
Distributions reinvested	—	—
Unit repurchases	—	—
Net increase (decrease)	1,000,000	$1,000

Distributions and Distribution Reinvestment

In December 2025, the Fund declared a distribution on its Class I Units in an amount equal to $0.1412 per unit. The distribution was made to record holders as of December 26, 2025 and was paid in cash or reinvested in additional units of the Fund for unitholders participating in the Fund’s distribution reinvestment plan in January 2026.

Unit Repurchase Program

At the discretion of the Board, we intend to commence a unit repurchase program, no later than one year after the date that we made our BDC election, in which we may repurchase, in each quarter, up to 5% of the NAV of our Common Units outstanding (by number of units) as of the close of the previous calendar quarter. The Board may amend, suspend or terminate the unit repurchase program if it deems such action to be in the best interest of unitholders, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us as a whole that would outweigh the benefit of the repurchase offer. As a result, unit repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All units purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued units.

Under the unit repurchase program, to the extent we offer to repurchase units in any particular quarter, it is expected to repurchase units pursuant to tender offers using a purchase price equal to the NAV per unit as of the last calendar day of the applicable quarter, except that units that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Fee”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Fee may be waived, at the discretion of the Board, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Fee will be retained by us for the benefit of remaining unitholders.

Borrowings

Our outstanding debt obligations were as follows (dollar amounts in thousands):

	As of December 31, 2025
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Fair Value (2)
NatWest Credit Facility	$275,000	$226,000	$226,000	$226,000
Total Debt	$275,000	$226,000	$226,000	$226,000

	As of December 31, 2024
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Fair Value (2)
NatWest Credit Facility	$275,000	$172,000	$172,000	$172,000
Total Debt	$275,000	$172,000	$172,000	$172,000

	As of December 31, 2023
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Fair Value (2)
MUFG Credit Facility	$80,000	$58,438	$58,438	$58,438
Bridge Loans	24,600	24,600	24,600	24,600
Total Debt	$104,600	$83,038	$83,038	$83,038

(1)	Carrying value of these debt obligations generally approximate fair value due to their variable interest rates.
(2)	The fair value of these debt obligations would be categorized as Level 2 under ASC 820-10.

A summary of our contractual payment obligations under our credit facility, is as follows (dollar amounts in thousands):

	December 31, 2025
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
NatWest Facility	$226,000	$226,000	$-	$-	$-

	December 31, 2024
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
NatWest Facility	$172,000	$172,000	$-	$-	$-

The NatWest Facility

On February 14, 2024, each of Partners Group BDC Finance I, LLC and Partners Group Revolver Pooling BDC, LLC, as borrowers (the “SPVs”), and the Fund, as parent, entered into a secured financing agreement with State Street Bank and Trust Company, as facility agent, collateral agent, account bank, custodian and collateral administrator, NatWest Markets PLC, as arranger and lead bank, and the financial institutions listed therein (the “NatWest Facility”).

Proceeds from the NatWest Facility will be used to finance the origination and acquisition of eligible assets by the SPVs and other permitted uses under the NatWest Facility. The maximum principal amount of the NatWest Facility is $275 million. The availability of this amount is subject to a borrowing base test (which is based on the value and type of the assets held by the SPVs from time to time, an advance rate and other factors, as more fully described in the NatWest Facility documents) and satisfaction of certain conditions, including portfolio profile tests.

The SPVs may borrow amounts in U.S. dollars or certain other permitted currencies under the NatWest Facility. The NatWest Facility provides for the ability to draw and redraw on a revolving basis for a period of up to three years after the closing date (the “Investment Period”) unless the Investment Period is terminated sooner as provided in the NatWest Facility. The facility will be a term facility during the period beginning from the end of the Investment Period to the Facility Maturity Date (as defined below). On and after the date which is seven years from the closing date, any lender can request prepayment of any of the advances. Unless otherwise terminated or prepaid, the NatWest Facility will mature 11 years after the closing date (the “Facility Maturity Date”). Prior to the Facility Maturity Date, proceeds received by SPVs from principal, interest or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Fund, subject to certain conditions. On the Facility Maturity Date, the SPVs must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Fund. The credit facility may be permanently reduced, in whole or in part, at the option of the SPVs, subject to a prepayment fee.

Amounts drawn on term rate advances bear interest at (i) an applicable margin (1) for EUR borrowings at 2.10% per annum, (2) for GBP borrowings at 2.10% per annum, (3) for USD borrowings at 2.10% per annum, (4) for CAD borrowings at 2.10% per annum, and (5) AUD borrowings at 2.10% per annum, plus (ii) the term reference rate (as determined under the terms of the NatWest Facility). Term rate advances may be switched to compounded rate advances under the terms of the NatWest Facility; amounts drawn on compounded rate advances will be determined under the terms of the NatWest Facility and any supplements entered into in connection with compounded rate advances. The NatWest Facility contains customary covenants, including certain maintenance covenants and customary events of default. The NatWest Facility is secured by a perfected security interest in the assets of each of the SPVs and on any payments received by each of the SPVs in respect of such assets. Assets pledged under the NatWest Facility will not be available to pay other debts of the Fund.

On January 14, 2025, we amended the NatWest Facility, to, among other things, amend the applicable margins of (1) EUR borrowings from 2.55% to 2.30% per annum, (2) GBP borrowings from 2.65% to 2.30% per annum, (3) USD borrowings from 2.85% to 2.40% per annum, (4) CAD borrowings from 3.15% to 2.70% per annum, and (5) AUD borrowings from 3.00% to 2.70% per annum.

On November 26, 2025, we amended the NatWest Facility, to, among other things, amend the applicable margins of (1) EUR borrowings from 2.30% to 2.10% per annum, (2) GBP borrowings from 2.30% to 2.10% per annum, (3) USD borrowings from 2.40% to 2.10% per annum, (4) CAD borrowings from 2.70% to 2.10% per annum, and (5) AUD borrowings from 2.70% to 2.10% per annum.

Related-Party Transactions

We entered into a number of business relationships with affiliated or related parties, including the Amended and Restated Investment Advisory Agreement and the Expense Limitation Agreement.

In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have received exemptive relief from the SEC which permits the Fund to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

Critical Accounting Policies

This discussion of our expected operating plans is based upon our expected consolidated financial statements, which will be prepared in accordance with GAAP. The preparation of these consolidated financial statements will require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we will describe our critical accounting policies in the notes to our future consolidated financial statements.

Investments and Fair Value Measurements

The Fund is required to report its investments, including those for which current market values are not readily available, at fair value.

The Fund’s investments are measured at fair value in accordance with ASC 820, Fair Value Measurement (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date, and Rule 2a-5 under the 1940 Act. Pursuant to Rule 2a-5, the Board designated the Adviser as “valuation designee” to perform fair value determinations and approved amended valuation procedures (the “Valuation Procedures”).

Fair value is based on observable market prices or parameters or derived from such prices or parameters when such quotations are readily available. In accordance with Rule 2a-5 under the 1940 Act, a market quotation is “readily available” only when it is a quoted price (unadjusted) in active markets for identical instruments that a fund can access at the measurement date, provided that such a quotation is not considered to be readily available if it is not reliable.

The Adviser, as “valuation designee” under Rule 2a-5 of the 1940 Act, determines the fair value of the Fund’s investments in conformity with GAAP, Rule 2a-5 of the 1940 Act, and the Fund’s Valuation Procedures. As permitted by the Valuation Procedures, the Adviser values the Fund’s non-traded investments in consultation with persons who are employees of the Adviser’s parent company or one of its subsidiaries. The Valuation Procedures require evaluation of all relevant factors reasonably available to the Adviser and its affiliates at the time the Fund’s non-traded investments are valued.

In assessing the fair value of the Fund’s non-traded investments in accordance with the Valuation Procedures, the Adviser uses a variety of methods such as discounted cash flow and market data from third party pricing services. The Adviser makes valuation assumptions based on market conditions existing at the end of each reporting period. Quoted market prices or dealer quotes for certain similar instruments are used for investments where appropriate. Other techniques, such as option pricing models and estimated discounted value of future cash flows, are used to determine fair value for the remaining financial instruments.

The Valuation Procedures are implemented by the Adviser and State Street Bank and Trust Company, as the Fund’s Administrator. Both the Adviser and the Administrator are subject to the oversight of, and report to, the Board. The Adviser and the Administrator monitor and review the methodologies of the various third-party pricing services that are employed by the Fund.

The Adviser and certain of its affiliates act as investment advisers to clients other than the Fund. However, the valuation attributed to a non-traded investment held by the Fund and to the same non-traded investment held by another client, one of the Adviser’s affiliates, or by a client of one of its affiliates might differ due to differences in accounting, regulatory or other factors applicable to the Fund, to such other client or the Adviser’s affiliate.

ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

The Fund applies ASC 820, which establishes a framework for measuring fair value in accordance with GAAP and required disclosures of fair value measurements. The Fund discloses the fair value of its investments in a hierarchy which prioritizes and ranks the level of market observability used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:

●	Level 1 — Valuations based on quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date.

●	Level 2 — Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

●	Level 3 — Valuations based on inputs that are unobservable and significant to the fair value measurement.
74

A financial instrument’s level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Transfers between levels, if any, are recognized at the beginning of the reporting period in which the transfers occur. The Fund evaluates the source of inputs used in the determination of fair value, including any markets in which the investments, or similar investments, are trading. When the fair value of an investment is determined using inputs from a pricing service (or principal market makers), the Fund considers various criteria in determining whether the investment should be classified as a Level 2 or Level 3 investment. Criteria considered includes the pricing methodologies of the pricing services (or principal market makers) to determine if the inputs to the valuation are observable or unobservable, as well as the number of prices obtained and an assessment of the quality of the prices obtained. The level of an investment within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment.

The fair value assigned to these investments is based upon available information and may fluctuate from period to period. In addition, it does not necessarily represent the amount that might ultimately be realized upon sale. Due to inherent uncertainty of valuation, the estimated fair value of an investment may differ from the value that would have been used had a ready market for the investment existed, and the difference could be material.

The Valuation Designee generally uses the income approach to determine fair value for loans where market quotations are not readily available, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, the Valuation Designee may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may also include probability weighting of alternative outcomes. The Valuation Designee generally considers our debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance and the loan is otherwise not deemed to be impaired. In determining the fair value of the performing debt, the Valuation Designee considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a debt instrument is not performing, as defined above, the Valuation Designee will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the debt instrument.

Under the income approach, discounted cash flow models are utilized to determine the present value of the future cash flow streams of our debt investments, based on future interest and principal payments as set forth in the associated loan agreements. In determining fair value under the income approach, the Valuation Designee also considers the following factors: applicable market yields and leverage levels, recent transactions, credit quality, prepayment penalties, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made.

Under the market approach, the enterprise value methodology is typically utilized to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which the Valuation Designee derives a single estimate of enterprise value. In estimating the enterprise value of a portfolio company, the Valuation Designee analyzes various factors consistent with industry practice, including but not limited to original transaction multiples, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public. Typically, the enterprise values of private companies are based on multiples of earnings before interest, income taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues, or in limited cases, book value.

Revenue Recognition

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized fees and unamortized discounts are recorded as interest income.

Certain investments may have contractual PIK interest. PIK interest is added to the principal amount of the investment on the interest payment date rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK interest is recorded as interest income.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the Portfolio Company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private Portfolio Companies or on the ex-dividend date for publicly-traded Portfolio Companies.

Fee Income

In the general course of its business, the Fund receives certain non-recurring fees from Portfolio Companies. Such fees include loan prepayment penalties, structuring fees and loan waiver amendment fees, and commitment fees, and are recorded as other income in investment income when earned.

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, the loans are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Distributions

To the extent that the Fund has taxable income available, the Fund intends to make quarterly distributions to its unitholders. Distributions to unitholders are recorded on the record date. All distributions will be paid at the discretion of our Board and will depend on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time.

Income Taxes

The Fund has elected to be treated as a BDC under the 1940 Act. The Fund intends to elect and qualify each taxable year hereafter, to be treated as a RIC under Subchapter M of the Code. So long as the Fund maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its unitholders as dividends. Rather, any tax liability related to income earned and distributed by the Fund would represent obligations of the Fund’s investors and would not be reflected in the consolidated financial statements of the Fund.

The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

To qualify for and maintain qualification as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Fund must distribute to its unitholders, for each taxable year, at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income.

In addition, pursuant to the excise tax distribution requirements, the Fund is subject to a 4% nondeductible federal excise tax on undistributed income unless the Fund distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending December 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Fund that is subject to corporate income tax is considered to have been distributed.

Contractual Obligations

We have entered into the Amended and Restated Investment Advisory Agreement with Partners Group (USA), Inc. to provide us with investment advisory services and the Master Administrative Services Agreement with State Street Bank and Trust Company to provide us with administrative services. Payments for investment advisory services under the Amended and Restated Investment Advisory Agreement and fees under the Master Administrative Services Agreement are described in “Item 1. Business —Investment Advisory Agreement and Master Administrative Services Agreement.”

We have established and may in the future establish one or more credit facilities or enter into other financing arrangements from time to time to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over SOFR (or other applicable reference rate). We cannot assure unitholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025, management is not aware of any material pending or threatened litigation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including valuation risk and interest rate risk, as described below.

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by the Adviser as the Fund’s valuation designee under Rule 2a-5 under the 1940 Act, based on, among other things, the input of independent third-party valuation firms retained by the Fund, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We intend to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure unitholders that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$13,104	$(6,780)	$6,324
Up 200 basis points	$8,736	$(4,520)	$4,216
Up 100 basis points	$4,368	$(2,260)	$2,108
Down 100 basis points	$(4,071)	$2,260	$(1,811)
Down 200 basis points	$(8,142)	$4,520	$(3,622)
Down 300 basis points	$(3,809)	$6,780	$2,971

We may in the future hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions, such as interest rate swap agreements, may limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments.

Item 8. Consolidated Financial Statements and Supplementary Data

Partners Group Lending Fund, LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of Partners Group Lending Fund, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Partners Group Lending Fund, LLC and its subsidiaries (the "Fund") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of changes in net assets and of cash flows for the years ended December 31, 2025 and 2024, and for the period from September 1, 2023 (commencement of operations) to December 31, 2023, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets and its cash flows for the years ended December 31, 2025 and 2024, and for the period from September 1, 2023 (commencement of operations) to December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024 by correspondence with the custodian, private equity fund and agent banks; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 25, 2026

We have served as the Fund’s auditor since 2023.

PricewaterhouseCoopers LLP

2121 North Pearl Street, Suite 2000

Dallas, Texas 75201

(214) 999 1400

www.pwc.com/us

Partners Group Lending Fund, LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit and per unit amounts)

	As of December 31, 2025	As of December 31, 2024
ASSETS
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $456,637 and $326,737 at December 31, 2025 and December 31, 2024, respectively)	$458,346	$328,465
Total investments, at fair value (cost of $456,637 and $326,737 at December 31, 2025 and December 31, 2024, respectively)	458,346	328,465
Cash	6,124	2,999
Cash equivalents	65,588	11,331
Cash denominated in foreign currencies (cost of $1,625 and $116 at December 31, 2025 and December 31, 2024, respectively)	1,641	114
Receivable for investments sold	112	452
Interest receivable	2,935	3,686
Deferred financing costs	968	399
Other assets	315	—
Total assets	$536,029	$347,446

LIABILITIES
Debt	$226,000	$172,000
Interest and borrowing expenses payable	2,509	2,411
Incentive fee payable	1,377	880
Management fees payable	690	425
Distribution payable	25,503	—
Administrator and custodian fees payable	45	25
Professional fees payable	209	210
Current income tax liability	4,568	1,930
Deferred income tax liability	265	224
Accrued expenses and other liabilities	20	74
Total liabilities	$261,186	$178,179

Commitments and Contingencies (Note 7)

NET ASSETS
Common units, $0.01 par value (180,615,551 and 110,180,952 units issued and outstanding at December 31, 2025 and December 31, 2024, respectively)(1)	$1,806	$1,101
Additional paid in capital	273,194	159,899
Distributable earnings (loss)	(157)	8,267
Total net assets	$274,843	$169,267
Total liabilities and net assets	$536,029	$347,446

NET ASSET VALUE PER UNIT
Class I units (Note 9):
Net assets	$274,843	$169,267
Common units outstanding ($0.01 par value, unlimited units authorized)(1)	180,615,551	110,180,952
Net asset value per unit(1)	$1.52	$1.54

(1)	The Fund completed a 5-for-1 stock split effective February 27, 2026, the common units and net asset value per unit have been adjusted retroactively to reflect the split for all periods presented.

See accompanying notes to consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

	For the Year Ended		For the Period from September 1, 2023 (commencement of operations) to
	December 31, 2025	December 31, 2024	December 31, 2023
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$40,995	$25,740	$1,128
Other income	888	476	1
Total investment income	41,883	26,216	1,129

Expenses:
Interest and borrowing expenses	14,789	13,810	783
Interest and borrowing expenses on related party debt	—	316	71
Management fees	2,291	1,063	3
Incentive fee	1,593	880	32
Organization expenses	—	505	—
Professional fees	964	435	82
Administration and custodian fees	20	21	5
Amortization of deferred offering costs	—	295	—
Current tax expense	4,714	1,919	29
Other expenses	390	305	40
Total expenses	24,761	19,549	1,045
Net investment income	17,122	6,667	84

Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	139	7	—
Foreign currency transactions	19	22	1
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(19)	1,479	249
Foreign currency	(141)	(18)	—
Deferred tax expense	(41)	(177)	(47)
Net realized and change in unrealized gains (losses) on investment transactions	(43)	1,313	203
Net increase (decrease) in net assets resulting from operations	$17,079	$7,980	$287

Per unit information - basic and diluted
Net investment income per unit (basic and diluted)(1)	$0.13	$0.13	$0.08
Increase in net assets resulting from operations per unit (basic and diluted)(1)	$0.13	$0.15	$0.29
Weighted average units outstanding (basic and diluted)(1)	135,872,690	52,091,325	1,000,000

(1)	The Fund completed a 5-for-1 stock split effective February 27, 2026, the weighted average units outstanding and per unit values have been adjusted retroactively to reflect the split for all periods presented.

See accompanying notes to consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Statements of Changes in Net Assets

(in thousands)

	For the Year Ended		For the Period from September 1, 2023 (commencement of operations) to
	December 31, 2025	December 31, 2024	December 31, 2023
Net increase (decrease) in net assets resulting from operations:
Net investment income	$17,122	$6,667	$84
Net realized gain (loss)	158	29	1
Net change in unrealized appreciation (depreciation)	(201)	1,284	202
Net increase (decrease) in net assets resulting from operations	$17,079	$7,980	$287

Distributions to unitholders
Class I units (Note 9)	$(25,503)	$—	$—
Total distributions to unitholders	$(25,503)	$—	$—

Net increase (decrease) in net assets resulting from Unit transactions:
Class I units (Note 9):
Proceeds from units issued	$114,000	$160,000	$1,000
Repurchase of units	—	—	—
Distribution reinvestment	—	—	—
Net increase (decrease) in net assets from Unit transactions	$114,000	$160,000	$1,000
Total increase (decrease) in net assets	$105,576	$167,980	$1,287
Net Assets, beginning of period	169,267	1,287	—
Net Assets, end of period	$274,843	$169,267	$1,287

See accompanying notes to consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended		For the Period from September 1, 2023 (commencement of operations) to
	December 31, 2025	December 31, 2024	December 31, 2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$17,079	$7,980	$287
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(222,999)	(255,013)	(78,948)
Payment-in-kind interest capitalized	(847)	(275)	—
Proceeds from sales of investments and principal repayments	95,700	7,806	387
Net realized (gain) loss on investments	(139)	(7)	—
Net realized (gain) loss on foreign currency transactions	(19)	(22)	(1)
Net change in unrealized (appreciation) depreciation on investments	19	(1,479)	(249)
Net change in unrealized (appreciation) depreciation on foreign currency	141	18	—
Amortization of premium and accretion of discount, net	(1,615)	(647)	(40)
Amortization of deferred financing costs	346	640	60
Change in operating assets and liabilities:
Receivable for investments sold	340	(435)	(17)
Interest receivable	751	(2,697)	(989)
Other assets	(315)	—	—
Interest and borrowing expenses payable	98	2,198	213
Interest and borrowing expenses payable for related party debt	—	(71)	71
Incentive fee payable	497	848	32
Management fees payable	265	422	3
Administrator and custodian fees payable	20	20	5
Professional fees payable	(1)	184	26
Current income tax liability	2,638	1,901	29
Deferred income tax liability	41	177	47
Accrued expenses and other liabilities	(54)	59	15
Net cash provided by (used in) operating activities	(108,054)	(238,393)	(79,069)

Cash flows from financing activities
Proceeds from issuance of common units	114,000	160,000	1,000
Payments of financing costs	(915)	(859)	(240)
Borrowings of debt	54,000	213,500	58,438
Repayments of debt	—	(99,938)	—
Borrowings of related party debt	—	15,750	24,600
Repayments of related party debt	—	(40,350)	—
Net cash provided by (used in) financing activities	167,085	248,103	83,798
Net increase (decrease) in cash and cash equivalents	59,031	9,710	4,729
Effect of foreign exchange rate changes on cash and cash equivalents	(122)	4	1
Cash and cash equivalents and cash denominated in foreign currencies at beginning of period	14,444	4,730	—
Cash and cash equivalents and cash denominated in foreign currencies, end of period(1)	$73,353	$14,444	$4,730

Supplemental and non-cash activities
Cash paid during the period for interest	$14,345	$11,359	$510
Accrued but unpaid distributions	25,503	—	—
Tax paid during the period	2,018	18	—
Non-cash investment restructures	3,775	19,093	—

(1)	For the year ended December 31, 2025, the balance includes $6,124 in cash, $65,588 in cash equivalents, and $1,641 in cash denominated in foreign currencies. For the year ended December 31, 2024, the balance included $2,999 in cash, $11,331 in cash equivalents, and $114 in cash denominated in foreign currencies. For the period ended December 31, 2023, the balance included $362 in cash, $4,357 in cash equivalents, and $11 in cash denominated in foreign currencies.

See accompanying notes to consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedule of Investments

December 31, 2025

(in thousands)

Investments-non-controlled/non-affiliated(1)	Reference Rate and Spread(2)	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Units(1)	Cost(3)	Fair Value	% of Net Assets
Direct Investments
Asset Backed Securities
North America
Industrial Conglomerates
Cifc Funding 2014-IV-R Ltd (5) (6) (7)	S + 0.99%	4.87%	12/19/2025	1/17/2035	$5,000	$5,005	$5,049	1.84%
Octagon Investment Partners 40 Ltd (5) (6) (7)	S + 1.04%	4.92%	12/19/2025	1/20/2035	5,000	5,003	4,998	1.82
Total North America						$10,008	$10,047	3.66%
Total Asset Backed Securities						$10,008	$10,047	3.66%

Senior Secured Debt
North America
Automobile Components
High Bar Brands Operating, LLC (5) (6) (7)	S + 5.25%	8.92%	12/19/2023	12/19/2029	540	521	522	0.19
High Bar Brands Operating, LLC (5) (6) (7)	S + 5.25%	8.92%	12/19/2023	12/19/2029	3,054	3,012	3,018	1.10
High Bar Brands Operating, LLC (5) (6) (7)	S + 5.25%	8.92%	12/19/2023	12/19/2029	636	628	629	0.23
High Bar Brands Operating, LLC (4) (5) (6) (7)	S + 5.25%		12/19/2023	12/19/2029	649	(9)	(9)	—
						4,152	4,160	1.52
Building Products
LHS Borrower, LLC (5) (6)	S + 5.25%	8.97%	9/4/2025	9/4/2031	10,258	10,111	10,053	3.66
LHS Borrower, LLC (4) (5) (6)	P + 4.25%	11.00%	9/3/2025	9/4/2031	811	97	92	0.03
						10,208	10,145	3.69
Capital Markets
Cerity Partners Equity Holding LLC (4) (5) (6)	S + 4.50%	8.17%	12/19/2025	7/28/2031	319	49	50	0.02
Cerity Partners Equity Holding LLC (4) (5) (6)	S + 4.50%		12/19/2025	7/28/2031	3,544	(9)	(9)	—
PMA Parent Holdings, LLC (5) (6)	S + 4.75%	8.42%	10/15/2024	1/31/2031	17,848	17,663	17,686	6.43
PMA Parent Holdings, LLC (4) (5) (6)	S + 4.75%		10/15/2024	1/31/2031	2,823	(13)	(13)	—
Rialto Management Group, LLC (5) (6) (7)	S + 5.00%	8.72%	12/5/2024	12/5/2030	5,990	5,939	5,978	2.17
Rialto Management Group, LLC (4) (5) (6) (7)	S + 5.00%		12/5/2024	12/5/2030	224	(2)	(2)	—
						23,627	23,690	8.62
Commercial Services & Supplies
Cobalt Service Partners, LLC (4) (5) (6)	S + 4.75%	8.42%	10/11/2024	10/13/2031	3,874	1,875	1,879	0.68
Cobalt Service Partners, LLC (5) (6)	S + 4.75%	8.42%	10/11/2024	10/13/2031	2,233	2,214	2,229	0.81
Cobalt Service Partners, LLC (4) (5) (6)	S + 4.75%		10/11/2024	10/13/2031	465	(4)	(4)	—
Propio LS, LLC (5) (6) (11)	S + 4.75%	8.47%	5/12/2025	5/10/2030	10,470	10,377	10,426	3.79
Propio LS, LLC (4) (5) (6) (11)	S + 4.75%	8.42%	5/12/2025	5/10/2030	284	123	123	0.04
Thompson Safety LLC (4) (5) (6)	S + 5.00%		6/25/2025	6/25/2032	675	(6)	(6)	—
Thompson Safety LLC (4) (5) (6)	S + 5.00%	8.86%	6/25/2025	6/25/2032	6,745	657	662	0.24
						15,236	15,309	5.56
Containers & Packaging
Nelipak Holding Company (4) (5) (6) (7)	S + 5.50%	9.17%	3/26/2024	3/26/2031	785	477	480	0.17
Nelipak Holding Company (4) (5) (6) (7)	S + 5.50%	9.23%	3/26/2024	3/26/2031	879	122	123	0.04
Nelipak Holding Company (5) (6) (7)	S + 5.50%	9.17%	3/26/2024	3/26/2031	2,002	1,978	1,992	0.72
						2,577	2,595	0.93
Diversified Consumer Services
Club Car Wash Operating, LLC (5) (6)	S + 5.50%	9.32%	7/31/2024	6/16/2027	3,205	3,187	3,205	1.17
Club Car Wash Operating, LLC (4) (5) (6)	S + 6.00%	9.82%	7/1/2025	6/16/2027	2,769	1,796	1,796	0.65

See accompanying notes to consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(in thousands)

Investments-non-controlled/non-affiliated(1)	Reference Rate and Spread(2)	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Units(1)	Cost(3)	Fair Value	% of Net Assets
Direct Investments (continued)
Senior Secured Debt (continued)
Diversified Consumer Services (continued)
Owl Acquisition, LLC (5) (6)	S + 4.75%	8.63%	4/17/2025	4/19/2032	$6,553	$6,478	$6,518	2.37%
Owl Acquisition, LLC (4) (5) (6)	S + 4.75%	8.69%	4/17/2025	4/19/2032	598	103	103	0.04
Owl Acquisition, LLC (4) (5) (6)	S + 4.75%		4/17/2025	4/19/2032	1,296	(15)	(15)	(0.01)
						11,549	11,607	4.22
Electrical Equipment
Dwyer Instruments, LLC (5) (6)	S + 4.75%	8.42%	12/22/2023	7/20/2029	6,584	6,492	6,577	2.39
Dwyer Instruments, LLC (5) (6)	S + 4.75%	8.42%	12/22/2023	7/20/2029	7,714	7,610	7,705	2.81
						14,102	14,282	5.20
Electronic Equipment, Instruments & Components
Mobile Communications America, Inc. (5) (6)	S + 4.75%	8.74%	10/19/2023	10/16/2029	1,064	1,059	1,060	0.39
Mobile Communications America, Inc. (5) (6)	S + 4.75%	8.69%	10/19/2023	10/16/2029	4,517	4,473	4,499	1.64
Mobile Communications America, Inc. (4) (5) (6)	S + 4.75%	8.54%	10/19/2023	10/16/2029	743	141	143	0.05
Mobile Communications America, Inc. (4) (5) (6)	S + 4.75%	8.59%	6/23/2025	10/16/2029	2,765	339	343	0.13
S101 Acquisition, Inc. (5) (6)	S + 5.00%	8.76%	10/1/2025	4/11/2028	857	849	856	0.31
S101 Acquisition, Inc. (5) (6)	S + 5.00%	8.67%	9/30/2025	4/11/2028	514	510	514	0.19
S101 Acquisition, Inc. (5) (6)	S + 5.00%	8.67%	12/8/2025	4/11/2028	968	959	968	0.35
S101 Acquisition, Inc. (5) (6)	S + 5.00%	8.74%	12/8/2025	4/11/2028	644	633	644	0.23
S101 Acquisition, Inc. (4) (5) (6)	S + 5.00%		4/11/2025	4/11/2028	859	(7)	(7)	—
S101 Acquisition, Inc. (5) (6)	S + 5.00%	8.67%	4/11/2025	4/11/2028	10,622	10,539	10,620	3.86
						19,495	19,640	7.15
Financial Services
Eclipse Buyer, Inc. (4) (5) (6)	S + 4.50%		9/5/2024	9/8/2031	879	(7)	(7)	—
Eclipse Buyer, Inc. (5) (6)	S + 4.50%	8.25%	9/5/2024	9/8/2031	5,187	5,142	5,148	1.87
Ultra Holdco Parent, LLC (5) (6) (11)	S + 4.75%	8.42%	7/1/2025	7/1/2032	5,796	5,741	5,778	2.10
Ultra Holdco Parent, LLC (4) (5) (6) (11)	S + 4.75%		7/1/2025	7/1/2032	1,932	(18)	(18)	(0.01)
Ultra Holdco Parent, LLC (4) (5) (6) (11)	S + 4.75%		7/1/2025	7/1/2032	724	(7)	(7)	—
						10,851	10,894	3.96
Health Care Equipment & Supplies
YI, LLC (5) (6)	S + 5.75%	9.49%	12/1/2023	12/3/2029	8,833	8,706	8,618	3.14
YI, LLC (4) (5) (6)	S + 5.75%		12/1/2023	12/3/2029	1,408	(18)	(18)	(0.01)
						8,688	8,600	3.13
Health Care Providers & Services
AAH Topco, LLC (5) (6)	S + 5.25%	9.07%	11/1/2023	12/22/2027	8,200	8,117	8,143	2.96
AAH Topco, LLC (4) (5) (6)	S + 5.00%	8.82%	3/31/2025	12/22/2027	2,399	669	668	0.24
Maple Acquisition, LLC (4) (5) (6)	S + 4.75%		5/30/2024	5/30/2030	895	(10)	(10)	—
Maple Acquisition, LLC (5) (6)	S + 4.75%	8.62%	5/30/2024	5/30/2031	5,369	5,303	5,348	1.95
Maple Acquisition, LLC (4) (5) (6)	S + 4.75%		5/30/2024	5/30/2031	1,193	(14)	(14)	(0.01)
Phynet Dermatology LLC (5) (6)	S + 6.50%	10.38%	10/20/2023	10/20/2029	11,466	11,313	10,950	3.98
Phynet Dermatology LLC (4) (5) (6)	S + 6.50%	10.34%	10/20/2023	10/20/2029	670	638	618	0.22
Premier Care Dental Management, LLC (4) (5) (6)	S + 5.00%	8.73%	5/29/2024	5/5/2028	1,150	108	107	0.04
Premier Care Dental Management, LLC (5) (6)	S + 5.00%	8.72%	5/31/2024	8/7/2028	5,727	5,689	5,658	2.06
Premier Care Dental Management, LLC (4) (5) (6)	S + 5.00%	8.72%	7/16/2025	8/7/2028	1,588	737	732	0.27
RCP Nats Purchaser, LLC (5) (6)	S + 5.00%	8.69%	3/19/2025	3/19/2032	5,045	4,999	5,045	1.84
RCP Nats Purchaser, LLC (4) (5) (6)	S + 5.00%		3/19/2025	3/19/2032	1,011	(9)	(9)	—
RCP Nats Purchaser, LLC (4) (5) (6)	S + 5.00%		3/19/2025	3/19/2032	708	(6)	(6)	—
Ruby Buyer, LLC (4) (5) (6)	S + 6.50%		12/21/2023	12/21/2029	1,544	(26)	(26)	(0.01)

See accompanying notes to consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(in thousands)

Investments-non-controlled/non-affiliated(1)	Reference Rate and Spread(2)	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Units(1)	Cost(3)	Fair Value	% of Net Assets
Direct Investments (continued)
Senior Secured Debt (continued)
Health Care Providers & Services (continued)
Ruby Buyer, LLC (5) (6)	S + 6.50%	10.11%	12/21/2023	12/21/2029	$14,413	$14,150	$14,413	5.24%
						51,658	51,617	18.78
Health Care Technology
Datix Bidco Limited (5) (6) (7)	S + 5.00%	8.73%	4/19/2024	4/30/2031	9,839	9,679	9,831	3.58
RLDatix Holdings (USA), Inc. (4) (5) (6) (7)	S + 5.00%		4/19/2024	4/30/2031	2,067	(32)	(32)	(0.01)
						9,647	9,799	3.57
Hotels, Restaurants & Leisure
CorePower Yoga, LLC (5) (6)	S + 5.25%	8.92%	12/22/2025	4/30/2031	505	497	503	0.18
CorePower Yoga, LLC (5) (6)	S + 5.25%	8.92%	4/3/2025	4/30/2031	5,895	5,814	5,879	2.14
CorePower Yoga, LLC (4) (5) (6)	S + 5.25%		4/3/2025	4/30/2031	370	(5)	(5)	—
CorePower Yoga, LLC (4) (5) (6)	S + 5.25%		4/3/2025	4/30/2031	370	(5)	(5)	—
						6,301	6,372	2.32
IT Services
DigiCert, Inc. (4) (5) (6)	S + 5.75%		7/30/2025	7/10/2030	1,285	(18)	(18)	(0.01)
DigiCert, Inc. (5) (6)	S + 5.75%	9.47%	9/12/2025	7/10/2030	18,266	18,011	18,337	6.67
Govcio Buyer Company (5) (6) (11)	S + 5.25%	8.92%	7/9/2024	7/9/2031	10,208	10,080	10,201	3.71
Govcio Buyer Company (5) (6) (11)	S + 5.25%	8.92%	8/29/2025	7/9/2031	4,296	4,234	4,293	1.56
Omega Systems Intermediate Holdings, Inc. (5) (6)	S + 4.75%	8.42%	1/15/2025	1/15/2031	2,712	2,682	2,712	0.99
Omega Systems Intermediate Holdings, Inc. (4) (5) (6)	S + 4.75%	8.42%	1/15/2025	1/15/2031	1,595	487	493	0.18
Omega Systems Intermediate Holdings, Inc. (4) (5) (6)	S + 4.75%	8.44%	1/15/2025	1/15/2031	479	59	59	0.02
Redwood Services Group, LLC (4) (5) (6)	S + 5.25%	8.93%	1/3/2025	6/15/2029	3,853	3,117	3,146	1.15
Redwood Services Group, LLC (5) (6)	S + 5.25%	8.93%	1/3/2025	6/15/2029	3,004	2,979	3,008	1.10
						41,631	42,231	15.37
Machinery
CSAFE Acquisition Company, Inc. (4) (5) (6)	S + 5.75%	9.95%	3/8/2024	3/8/2029	1,995	396	395	0.14
CSAFE Acquisition Company, Inc. (5) (6)	S + 5.75%	9.95%	3/8/2024	12/14/2028	943	936	939	0.34
CSAFE Acquisition Company, Inc. (5) (6)	S + 5.75%	9.95%	3/8/2024	12/14/2028	11,195	11,174	11,150	4.06
CSAFE Acquisition Company, Inc. (5) (6)	S + 5.75%	9.95%	11/22/2024	12/14/2028	810	810	807	0.30
						13,316	13,291	4.84
Professional Services
Ascend Partner Services LLC (4) (5) (6) (11)	S + 4.50%	8.54%	8/9/2024	8/11/2031	3,361	3,246	3,259	1.19
Ascend Partner Services LLC (5) (6) (11)	S + 4.50%	8.54%	8/9/2024	8/11/2031	1,945	1,928	1,945	0.71
Ascend Partner Services LLC (4) (5) (6) (11)	S + 4.50%		8/9/2024	8/11/2031	675	(5)	(5)	—
Ascend Partner Services LLC (4) (5) (6) (11)	S + 4.50%	8.12%	8/7/2025	8/11/2031	12,551	4,942	4,990	1.82
Denali Intermediate Holdings, Inc. (5) (6)	S + 5.50%	9.23%	8/26/2025	8/26/2032	12,420	12,300	12,591	4.58
Denali Intermediate Holdings, Inc. (4) (5) (6)	S + 5.50%		8/26/2025	8/26/2032	1,242	(12)	(12)	—
Denali Topco LLC (5) (6)	S + 4.75%	8.59%	8/26/2025	8/26/2032	7,711	7,626	7,685	2.80
Denali Topco LLC (4) (5) (6)	S + 4.75%		8/26/2025	8/26/2032	2,268	(22)	(22)	(0.01)
Denali Topco LLC (4) (5) (6)	S + 4.75%		8/26/2025	8/26/2032	1,089	(10)	(10)	—
People Corporation (4) (5) (6) (7)	C + 5.00%	7.58%	12/18/2024	2/18/2028	CAD 5,633	2,278	2,465	0.90
Riverside Assessments, LLC (5) (6)	S + 5.25%	8.85%	3/19/2024	3/19/2031	7,828	7,703	7,786	2.83
Riverside Assessments, LLC (4) (5) (6)	S + 5.25%	8.92%	3/19/2024	3/19/2031	1,149	251	253	0.09
						40,225	40,925	14.91

See accompanying notes to consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(in thousands)

Investments-non-controlled/non-affiliated(1)	Reference Rate and Spread(2)	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Units(1)	Cost(3)	Fair Value	% of Net Assets
Direct Investments (continued)
Senior Secured Debt (continued)
Software
Aptean Acquiror Inc. (5) (6)	S + 4.75%	8.57%	1/30/2024	1/30/2031	$12,295	$12,239	$12,295	4.47%
Aptean Acquiror Inc. (4) (5) (6)	S + 4.75%	8.47%	1/30/2024	1/30/2031	978	274	269	0.10
Bullhorn, Inc. (5) (6)	S + 5.00%	8.72%	5/10/2024	10/1/2029	3,207	3,201	3,199	1.16
Bullhorn, Inc. (4) (5) (6)	S + 5.00%	8.72%	5/10/2024	10/1/2029	517	67	65	0.02
Bullhorn, Inc. (4) (5) (6)	S + 5.00%		5/10/2024	10/1/2029	714	(1)	(1)	—
Bullhorn, Inc. (5) (6)	S + 5.00%	8.72%	7/9/2024	10/1/2029	7,711	7,711	7,672	2.79
Bullhorn, Inc. (5) (6)	S + 5.00%	8.72%	7/30/2025	10/1/2029	890	890	886	0.32
Diligent Corporation (4) (5) (6) (11)	S + 5.00%		4/23/2024	8/2/2030	2,623	(14)	(15)	(0.01)
Diligent Corporation (4) (5) (6) (11)	S + 5.00%	8.70%	4/23/2024	8/2/2030	1,748	401	391	0.14
Diligent Corporation (fka Diamond Merger Sub II, Corp.) (5) (6) (11)	S + 5.00%	8.82%	4/23/2024	8/2/2030	15,298	15,208	15,222	5.54
Diligent Corporation (fka Diamond Merger Sub II, Corp.) (5) (6) (11)	S + 5.00%	8.82%	4/23/2024	8/2/2030	2,623	2,607	2,603	0.95
GS AcquisitionCo, Inc. (5) (6)	S + 5.25%	8.92%	5/23/2024	5/25/2028	5,885	5,885	5,738	2.09
GS AcquisitionCo, Inc. (4) (5) (6)	S + 5.25%	8.92%	3/26/2024	5/25/2028	675	250	248	0.09
GS AcquisitionCo, Inc. (4) (5) (6)	S + 5.25%	8.92%	3/26/2024	5/25/2028	513	189	184	0.07
Innovative Systems LLC (5) (6)	S + 4.75%	8.42%	8/20/2025	8/20/2032	7,871	7,795	7,795	2.84
Innovative Systems LLC (4) (5) (6)	S + 4.75%		8/20/2025	8/20/2032	3,373	(32)	(32)	(0.01)
Innovative Systems LLC (4) (5) (6)	S + 4.75%		8/20/2025	8/20/2032	1,124	(11)	(11)	—
IQN Holding Corp. (4) (5) (6)	S + 5.25%	8.92%	10/30/2024	5/2/2028	285	186	183	0.07
IQN Holding Corp. (5) (6)	S + 2.63%	6.30%	10/30/2024	5/2/2029	3,564	3,567	3,524	1.28
IQN Holding Corp. (5) (6) (9)	S + 2.63%	6.30%	5/19/2025	5/2/2029	2,241	2,222	2,216	0.81
Kona Buyer, LLC (4) (5) (6)	S + 4.50%		6/27/2025	7/23/2031	3,468	(16)	(16)	(0.01)
Kona Buyer, LLC (4) (5) (6)	S + 4.50%		6/27/2025	7/23/2031	2,300	(11)	(11)	—
Kona Buyer, LLC (4) (5) (6)	S + 4.50%		6/27/2025	7/23/2031	347	(2)	(2)	—
Kona Buyer, LLC (4) (5) (6)	S + 4.50%		6/27/2025	7/23/2031	2,048	(9)	(9)	—
MRI Software LLC (5) (6)	S + 4.75%	8.42%	5/23/2024	2/10/2028	10,888	10,888	10,888	3.96
MRI Software LLC (4) (5) (6)	S + 4.75%	8.44%	12/21/2023	2/10/2028	1,332	262	256	0.09
MRI Software LLC (5) (6)	S + 4.75%	8.42%	5/23/2024	2/10/2028	1,372	1,372	1,372	0.50
MRI Software LLC (5) (6)	S + 4.75%	8.42%	9/4/2024	2/10/2028	1,551	1,551	1,551	0.56
Nexus BidCo Inc. (4) (5) (6) (7)	S + 5.00%	8.84%	2/11/2025	2/11/2031	1,342	21	21	0.01
Nexus BidCo Inc. (4) (5) (6) (7)	S + 5.00%		2/11/2025	2/11/2031	788	(8)	(8)	—
Nexus BidCo Inc. (5) (6) (7)	S + 5.00%	8.84%	2/11/2025	2/11/2031	4,203	4,157	4,179	1.52
Optimizely North America Inc. (4) (5) (6) (7)	S + 5.00%		10/30/2024	10/30/2031	2,745	(23)	(23)	(0.01)
Optimizely North America Inc. (5) (6) (7)	S + 5.00%	8.72%	10/30/2024	10/30/2031	15,495	15,330	15,426	5.60
PDI TA Holdings, Inc. (5) (6)	S + 5.50%	9.34%	2/6/2024	2/3/2031	11,231	11,213	11,085	4.03
PDI TA Holdings, Inc. (4) (5) (6)	S + 5.50%	9.34%	2/6/2024	2/3/2031	909	664	658	0.24
Severin Acquisition, LLC (4) (5) (6) (9)	S + 2.50%	6.22%	10/1/2024	10/1/2031	617	125	121	0.04
Severin Acquisition, LLC (5) (6) (9)	S + 2.50%	6.22%	10/1/2024	10/1/2031	2,984	2,959	2,863	1.04
Severin Acquisition, LLC (4) (5) (6)	S + 4.50%		10/1/2024	10/1/2031	370	(3)	(3)	—
Sonatype, Inc. (5) (6)	S + 4.75%	8.57%	12/27/2024	1/19/2028	4,609	4,601	4,590	1.67
						115,705	115,369	41.96

See accompanying notes to consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(in thousands)

Investments-non-controlled/non-affiliated(1)	Reference Rate and Spread(2)	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Units(1)	Cost(3)	Fair Value	% of Net Assets
Direct Investments (continued)
Senior Secured Debt (continued)
Trading Companies & Distributors
Apex Service Partners, LLC (4) (5) (6)	S + 4.75%		11/21/2025	10/24/2030	$4,120	$(20)	$(20)	(0.01)%
PT Intermediate Holdings III, LLC (4) (5) (6)	S + 5.00%		4/9/2024	4/9/2030	1,162	(2)	(2)	—
PT Intermediate Holdings III, LLC (5) (6) (9)	S + 3.25%	6.92%	4/9/2024	4/9/2030	20,934	20,894	20,881	7.60
						20,872	20,859	7.59
Total North America						$419,840	$421,385	153.32%

Asia - Pacific
Diversified Consumer Services
XCL Education Holdings Pte Ltd (5) (6) (7)	S + 6.50%	10.23%	4/29/2025	5/2/2030	$12,285	$12,120	$12,182	4.43%
						12,120	12,182	4.43
Total Asia - Pacific						$12,120	$12,182	4.43%
Total Senior Secured Debt						$431,960	$433,567	157.75%

Preferred Equity
North America
Capital Markets
Activant Capital Fund VI Warehouse Financing (5) (6) (7) (9) (10)	N/A	13.00%	10/10/2025		$5,675	$5,675	$5,745	2.09%
						5,675	5,745	2.09
Financial Services
Eclipse Buyer, Inc. (5) (6) (9) (10)	N/A	12.50%	9/5/2024		1,623	1,595	1,623	0.59
						1,595	1,623	0.59
Total North America						$7,270	$7,368	2.68%
Total Preferred Equity						$7,270	$7,368	2.68%
Total Direct Investments						$449,238	$450,982	164.09%

Partnership Investments
Partnership
North America
Financial Services
TPG Twin Brook Direct Lending Continuation Fund I, L.P. (5) (6) (7) (8)			8/7/2025			$7,399	$7,364	2.68%
						7,399	7,364	2.68
Total North America						$7,399	$7,364	2.68%
Total Partnership						$7,399	$7,364	2.68%
Total Partnership Investments						$7,399	$7,364	2.68%
Total Investments—non-controlled/non-affiliated						$456,637	$458,346	166.77%
Total Portfolio Investments						$456,637	$458,346	166.77%

Cash Equivalents
BlackRock Liquidity Funds - Treasury Trust Fund		4.16%			65,588	65,588	65,588	23.86
Total Cash Equivalents						$65,588	$65,588	23.86%
Total Portfolio Investments and Cash Equivalents						$522,225	$523,934	190.63%

(1)	Unless otherwise indicated, investments held by the Fund (which such term “Fund” shall include the Fund’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. dollars ("$" or "USD"). All investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount/units are presented for investments. Par amount is denominated in USD unless otherwise noted, Canadian Dollars (“CAD”).

See accompanying notes to consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(in thousands)

(2)	Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C"), SOFR ("S") or an alternate base rate (commonly based on the U.S. Prime Rate ("P"), each of which generally resets periodically. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2025. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2025. As of December 31, 2025, the reference rates for our variable rate loans were the 3-month C at 2.26%, 1-month S at 3.69%, 3-month S at 3.65%, 6-month S at 3.57%, and the P at 6.75%.
(3)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on loan investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 7 “Commitments & Contingencies”.

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
AAH Topco, LLC	Delayed Draw Term Loan	12/22/2027	$1,713	$(13)
Apex Service Partners, LLC	Delayed Draw Term Loan	10/24/2030	4,120	(20)
Aptean Acquiror Inc.	Revolver	1/30/2031	699	(7)
Ascend Partner Services LLC	Delayed Draw Term Loan	8/11/2031	7,491	(42)
Ascend Partner Services LLC	Delayed Draw Term Loan	8/11/2031	101	-
Ascend Partner Services LLC	Revolver	8/11/2031	675	(5)
Bullhorn, Inc.	Delayed Draw Term Loan	10/1/2029	714	(1)
Bullhorn, Inc.	Revolver	10/1/2029	449	(3)
Cerity Partners Equity Holding LLC	Delayed Draw Term Loan	7/28/2031	3,544	(9)
Cerity Partners Equity Holding LLC	Revolver	7/28/2031	268	(1)
Club Car Wash Operating, LLC	Delayed Draw Term Loan	6/16/2027	973	-
Cobalt Service Partners, LLC	Delayed Draw Term Loan	10/13/2031	1,982	(6)
Cobalt Service Partners, LLC	Revolver	10/13/2031	466	(4)
CorePower Yoga, LLC	Delayed Draw Term Loan	4/30/2031	370	(5)
CorePower Yoga, LLC	Revolver	4/30/2031	370	(5)
CSAFE Acquisition Company, Inc.	Revolver	3/8/2029	1,596	(3)
Denali Intermediate Holdings, Inc.	Revolver	8/26/2032	1,242	(12)
Denali Topco LLC	Delayed Draw Term Loan	8/26/2032	2,268	(21)
Denali Topco LLC	Revolver	8/26/2032	1,089	(10)
DigiCert, Inc.	Revolver	7/10/2030	1,285	(18)
Diligent Corporation	Delayed Draw Term Loan	8/2/2030	2,623	(14)
Diligent Corporation	Revolver	8/2/2030	1,338	(15)
Eclipse Buyer, Inc.	Delayed Draw Term Loan	9/8/2031	879	(7)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	5/25/2028	424	(2)
GS AcquisitionCo, Inc.	Revolver	5/25/2028	323	(4)
High Bar Brands Operating, LLC	Revolver	12/19/2029	649	(9)
Innovative Systems LLC	Delayed Draw Term Loan	8/20/2032	3,373	(32)
Innovative Systems LLC	Revolver	8/20/2032	1,124	(11)
IQN Holding Corp.	Revolver	5/2/2028	100	(1)
Kona Buyer, LLC	Delayed Draw Term Loan	7/23/2031	2,048	(9)
Kona Buyer, LLC	Delayed Draw Term Loan	7/23/2031	2,300	(11)
Kona Buyer, LLC	Delayed Draw Term Loan	7/23/2031	3,468	(16)
Kona Buyer, LLC	Revolver	7/23/2031	347	(2)
LHS Borrower, LLC	Revolver	9/4/2031	713	(4)
Maple Acquisition, LLC	Delayed Draw Term Loan	5/30/2031	1,193	(14)
Maple Acquisition, LLC	Revolver	5/30/2030	895	(10)
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2029	2,415	(366)
Mobile Communications America, Inc.	Revolver	10/16/2029	595	(5)
MRI Software LLC	Revolver	2/10/2028	1,065	(9)
Nelipak Holding Company	Delayed Draw Term Loan	3/26/2031	299	(2)
Nelipak Holding Company	Revolver	3/26/2031	747	(8)
Nexus BidCo Inc.	Delayed Draw Term Loan	2/11/2031	1,307	(14)
Nexus BidCo Inc.	Revolver	2/11/2031	788	(8)
Omega Systems Intermediate Holdings, Inc.	Delayed Draw Term Loan	1/15/2031	1,091	(8)
Omega Systems Intermediate Holdings, Inc.	Revolver	1/15/2031	415	(4)
Optimizely North America Inc.	Revolver	10/30/2031	2,745	(23)
Owl Acquisition, LLC	Delayed Draw Term Loan	4/19/2032	488	(5)

See accompanying notes to consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Owl Acquisition, LLC	Revolver	4/19/2032	$1,296	$(15)
PDI TA Holdings, Inc.	Revolver	2/3/2031	242	(2)
People Corporation	Delayed Draw Term Loan	2/18/2028	1,628	(445)
Phynet Dermatology LLC	Revolver	10/20/2029	22	(1)
PMA Parent Holdings, LLC	Revolver	1/31/2031	2,823	(13)
Premier Care Dental Management, LLC	Delayed Draw Term Loan	8/7/2028	843	(7)
Premier Care Dental Management, LLC	Revolver	5/5/2028	1,035	(7)
Propio LS, LLC	Revolver	5/10/2030	159	(1)
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	4/9/2030	1,162	(2)
RCP Nats Purchaser, LLC	Delayed Draw Term Loan	3/19/2032	1,012	(9)
RCP Nats Purchaser, LLC	Revolver	3/19/2032	708	(6)
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	706	-
Rialto Management Group, LLC	Revolver	12/5/2030	224	(2)
Riverside Assessments, LLC	Revolver	3/19/2031	881	(11)
RLDatix Holdings (USA), Inc.	Delayed Draw Term Loan	4/30/2031	2,067	(32)
Ruby Buyer, LLC	Revolver	12/21/2029	1,544	(26)
S101 Acquisition, Inc.	Revolver	4/11/2028	859	(7)
Severin Acquisition, LLC	Delayed Draw Term Loan	10/1/2031	487	(7)
Severin Acquisition, LLC	Revolver	10/1/2031	370	(3)
Thompson Safety LLC	Delayed Draw Term Loan	6/25/2032	6,025	(52)
Thompson Safety LLC	Revolver	6/25/2032	675	(6)
Ultra Holdco Parent, LLC	Delayed Draw Term Loan	7/1/2032	1,932	(18)
Ultra Holdco Parent, LLC	Revolver	7/1/2032	725	(7)
YI, LLC	Revolver	12/3/2029	1,408	(19)
			$94,000	$(1,496)

(5)	Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of December 31, 2025, the aggregate fair value of these securities is $458,346 or 166.77% of the Fund’s net assets. See Note 2 “Significant Accounting Policies.”
(6)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(7)	The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of December 31, 2025, non-qualifying assets totaled 14.92% of the Fund’s total assets.
(8)	Non-income producing.
(9)	All or a portion of the interest on this position is paid-in-kind (PIK).
(10)	The investment is ongoing in nature with no contractual maturity date.
(11)	During the current period, the Fund updated the industry classification of these investments to better reflect their current business activities. Industry classifications presented for prior periods have not been revised.

See accompanying notes to consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedule of Investments

December 31, 2024

(in thousands)

Investments-non-controlled/non-affiliated(1)	Reference Rate and Spread(2)	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Units(1)	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
North America
Senior Secured Debt
Aerospace & Defense
Govcio Buyer Company (5) (6)	S + 5.00%	9.33%	7/9/2024	7/9/2031	$10,565	$10,414	$10,447	6.17%
						10,414	10,447	6.17
Automobile Components
High Bar Brands Operating, LLC (4) (5) (6)	S + 5.25%		12/19/2023	12/19/2029	649	(11)	(11)	(0.01)
High Bar Brands Operating, LLC (4) (5) (6)	S + 5.25%	9.58%	12/19/2023	12/19/2029	1,297	522	531	0.31
High Bar Brands Operating, LLC (5) (6)	S + 5.25%	9.58%	12/19/2023	12/19/2029	3,086	3,032	3,086	1.82
High Bar Brands Operating, LLC (5) (6)	S + 5.25%	9.58%	12/19/2023	12/19/2029	643	632	643	0.38
						4,175	4,249	2.50
Capital Markets
PMA Parent Holdings, LLC (5) (6)	S + 5.25%	9.58%	10/15/2024	1/31/2031	4,956	4,883	4,888	2.89
PMA Parent Holdings, LLC (4) (5) (6)	S + 6.00%		10/15/2024	1/31/2031	1,478	—	—	—
Rialto Management Group, LLC (4) (5) (6)	S + 5.00%		12/5/2024	12/5/2030	224	(2)	(2)	—
Rialto Management Group, LLC (5) (6)	S + 5.00%	9.53%	12/5/2024	12/5/2030	6,482	6,417	6,417	3.79
						11,298	11,303	6.68
Commercial Services & Supplies
Cobalt Service Partners, LLC (4) (5) (6)	S + 4.75%	9.08%	10/11/2024	10/13/2031	3,879	168	167	0.10
Cobalt Service Partners, LLC (5) (6)	S + 4.75%	9.08%	10/11/2024	10/13/2031	2,250	2,228	2,227	1.32
Cobalt Service Partners, LLC (4) (5) (6)	S + 5.00%		10/11/2024	10/13/2031	465	(5)	(5)	—
						2,391	2,389	1.42
Containers & Packaging
Nelipak Holding Company (4) (5) (6)	S + 5.50%		3/26/2024	3/26/2031	785	(11)	(11)	(0.01)
Nelipak Holding Company (4) (5) (6)	S + 5.50%	9.86%	3/26/2024	3/26/2031	879	358	357	0.21
Nelipak Holding Company (5) (6)	S + 5.50%	9.86%	3/26/2024	3/26/2031	2,023	1,995	1,992	1.18
						2,342	2,338	1.38
Diversified Consumer Services
Club Car Wash Operating, LLC (4) (5) (6)	S + 5.50%	10.35%	7/31/2024	6/16/2027	3,356	1,229	1,254	0.73
						1,229	1,254	0.73
Electrical Equipment
Dwyer Instruments, LLC (5) (6)	S + 4.75%	9.27%	12/22/2023	7/20/2029	7,792	7,663	7,717	4.56
Dwyer Instruments, LLC (5) (6)	S + 4.75%	9.08%	12/22/2023	7/20/2029	6,651	6,537	6,587	3.89
						14,200	14,304	8.45
Electronic Equipment, Instruments & Components
Mobile Communications America, Inc. (4) (5) (6)	S + 5.25%	9.76%	10/19/2023	10/16/2029	1,486	275	276	0.16
Mobile Communications America, Inc. (4) (5) (6)	S + 5.25%	9.78%	10/19/2023	10/16/2029	743	147	149	0.09
Mobile Communications America, Inc. (5) (6)	S + 5.25%	9.78%	10/19/2023	10/16/2029	4,564	4,506	4,564	2.70
						4,928	4,989	2.95
Energy Equipment & Services
Kene Acquisition, Inc. (4) (5) (6)	S + 5.25%		2/8/2024	2/7/2031	710	(13)	(13)	(0.01)
KENE Acquisition, Inc. (aka Entrust) (5) (6)	S + 5.25%	9.84%	2/8/2024	2/7/2031	5,319	5,222	5,249	3.10

See accompanying notes to consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(in thousands)

Investments-non-controlled/non-affiliated(1)	Reference Rate and Spread(2)	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Units(1)	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated (continued)
Energy Equipment & Services (continued)
KENE Acquisition, Inc. (aka Entrust) (4) (5) (6)	S + 5.25%	9.84%	2/8/2024	2/7/2031	$2,365	$226	$224	0.13%
						5,435	5,460	3.22
Financial Services
Eclipse Buyer, Inc. (4) (5) (6)	S + 4.75%		9/5/2024	9/8/2031	879	(8)	(8)	—
Eclipse Buyer, Inc. (5) (6)	S + 4.75%	9.26%	9/5/2024	9/8/2031	5,187	5,136	5,144	3.04
						5,128	5,136	3.04
Health Care Equipment & Supplies
YI, LLC (4) (5) (6)	S + 5.75%		12/1/2023	12/1/2029	1,878	(16)	(16)	(0.01)
YI, LLC (5) (6)	S + 5.75%	10.39%	12/1/2023	12/1/2029	8,923	8,769	8,566	5.06
YI, LLC (4) (5) (6)	S + 5.75%		12/1/2023	12/1/2029	1,408	(23)	(23)	(0.01)
						8,730	8,527	5.04
Health Care Providers & Services
AAH Topco., LLC (4) (5) (6)	S + 6.00%	9.71%	11/1/2023	12/22/2027	8,274	5,457	5,503	3.25
Maple Acquisition, LLC (4) (5) (6)	S + 5.25%		5/30/2024	5/30/2030	895	(12)	(12)	(0.01)
Maple Acquisition, LLC (5) (6)	S + 5.25%	9.53%	5/30/2024	5/30/2031	6,264	6,175	6,169	3.64
Maple Acquisition, LLC (4) (5) (6)	S + 5.25%		5/30/2024	5/30/2031	1,193	(16)	(16)	(0.01)
Phynet Dermatology LLC (5) (6)	S + 6.50%	11.12%	10/20/2023	10/20/2029	11,583	11,379	11,583	6.84
Phynet Dermatology LLC (4) (5) (6)	S + 6.50%		10/20/2023	10/20/2029	5,375	(87)	(87)	(0.05)
Phynet Dermatology LLC (4) (5) (6)	S + 6.50%	11.09%	10/20/2023	10/20/2029	670	537	546	0.32
Premier Care Dental Management, LLC (4) (5) (6)	S + 5.25%	9.61%	5/29/2024	5/5/2028	1,150	106	106	0.06
Premier Care Dental Management, LLC (4) (5) (6)	S + 5.25%	9.61%	5/31/2024	8/5/2028	5,752	2,096	2,116	1.25
Ruby Buyer, LLC (4) (5) (6)	S + 6.50%		12/21/2023	12/21/2029	1,544	(32)	(32)	(0.02)
Ruby Buyer, LLC (5) (6)	S + 6.50%	10.84%	12/21/2023	12/21/2029	14,560	14,242	14,560	8.60
						39,845	40,436	23.87
Health Care Technology
Datix Bidco Limited (5) (6)	S + 5.50%	9.93%	4/19/2024	4/30/2031	9,839	9,656	9,696	5.73
Fort B.V. (5) (6)	S + 6.00%	11.21%	1/12/2024	1/12/2034	19,261	19,113	19,261	11.37
RLDatix Holdings (USA), Inc. (4) (5) (6)	S + 5.50%		4/19/2024	4/25/2031	2,067	(38)	(38)	(0.02)
						28,731	28,919	17.08
Insurance
Accession Risk Management Group, Inc. (4) (5) (6)	S + 5.50%		12/5/2023	11/1/2029	472	(1)	(1)	—
Accession Risk Management Group, Inc. (5) (6)	S + 4.75%	9.34%	12/5/2023	11/1/2029	2,100	2,093	2,103	1.24
Accession Risk Management Group, Inc. (5) (6)	S + 4.75%	9.08%	12/5/2023	11/1/2029	2,347	2,340	2,350	1.39
Accession Risk Management Group, Inc. (5) (6)	S + 4.75%	9.34%	12/5/2023	11/1/2029	16,805	16,751	16,826	9.93
						21,183	21,278	12.56
IT Services
Cedar Services Group, LLC (4) (5) (6)	S + 5.00%	9.33%	6/3/2024	10/4/2030	3,839	109	112	0.07
Cedar Services Group, LLC (5) (6)	S + 5.00%	9.33%	6/3/2024	10/4/2030	955	946	964	0.57
Cedar Services Group, LLC (5) (6)	S + 5.50%	9.83%	10/6/2023	10/4/2030	5,613	5,491	5,670	3.35
Cedar Services Group, LLC (5) (6)	S + 6.00%	9.83%	10/6/2023	10/4/2030	4,538	4,440	4,584	2.71
Cedar Services Group, LLC (4) (5) (6)	S + 6.00%	9.83%	10/6/2023	10/4/2030	1,103	125	128	0.08

See accompanying notes to consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(in thousands)

Investments-non-controlled/non-affiliated(1)	Reference Rate and Spread(2)	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Units(1)	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated (continued)
IT Services (continued)
Diligent Corporation (4) (5) (6)	S + 5.00%		4/23/2024	8/2/2030	$2,623	$(18)	$(18)	(0.01)%
Diligent Corporation (4) (5) (6)	S + 5.00%		4/23/2024	8/4/2030	1,748	(12)	(12)	(0.01)
Diligent Corporation (fka Diamond Merger Sub II, Corp.) (5) (6)	S + 5.00%	10.09%	4/23/2024	8/2/2030	15,298	15,192	15,298	9.04
Diligent Corporation (fka Diamond Merger Sub II, Corp.) (5) (6)	S + 5.00%	10.09%	4/23/2024	8/2/2030	2,623	2,604	2,616	1.55
						28,877	29,342	17.35
Machinery
CSAFE Acquisition Company, Inc. (5) (6)	S + 5.75%	10.17%	11/22/2024	12/14/2028	819	819	815	0.48
CSAFE Acquisition Company, Inc. (4) (5) (6)	S + 5.75%	10.50%	3/8/2024	3/8/2029	1,995	1,452	1,450	0.86
CSAFE Acquisition Company, Inc. (5) (6)	S + 5.75%	10.50%	3/8/2024	12/14/2028	953	944	949	0.56
CSAFE Acquisition Company, Inc. (5) (6)	S + 5.75%	10.50%	3/8/2024	12/14/2028	11,309	11,284	11,263	6.65
						14,499	14,477	8.55
Professional Services
People Corporation (4) (5) (6)	C + 5.00%		12/18/2024	2/18/2028	3,957	(54)	(69)	(0.04)
Riverside Assessments, LLC (5) (6)	S + 5.25%	9.58%	3/19/2024	3/19/2031	7,907	7,762	7,764	4.59
Riverside Assessments, LLC (4) (5) (6)	S + 5.25%		3/19/2024	3/19/2031	1,149	(21)	(21)	(0.01)
						7,687	7,674	4.54
Software
Aptean Acquiror Inc. (4) (5) (6)	S + 5.25%	9.59%	1/30/2024	1/30/2031	498	127	129	0.07
Aptean Acquiror Inc. (5) (6)	S + 5.00%	9.59%	1/30/2024	1/30/2031	8,029	7,964	8,060	4.76
Aptean Acquiror Inc. (4) (5) (6)	S + 5.00%		1/30/2024	1/30/2031	673	(6)	(6)	—
Ascend Partner Services LLC (4) (5) (6)	S + 4.50%		8/9/2024	8/11/2031	3,375	(16)	(16)	(0.01)
Ascend Partner Services LLC (5) (6)	S + 4.50%	8.86%	8/9/2024	8/11/2031	1,964	1,946	1,948	1.15
Ascend Partner Services LLC (4) (5) (6)	S + 4.50%	8.84%	8/9/2024	8/11/2031	675	399	399	0.24
Bullhorn, Inc. (4) (5) (6)	S + 5.00%		5/10/2024	10/1/2029	517	(2)	(2)	—
Bullhorn, Inc. (5) (6)	S + 5.00%	9.36%	5/10/2024	10/1/2029	3,207	3,200	3,198	1.89
Bullhorn, Inc. (4) (5) (6)	S + 5.00%		5/10/2024	10/1/2029	1,604	(4)	(4)	—
Bullhorn, Inc. (5) (6)	S + 5.00%	9.36%	7/9/2024	10/1/2029	7,711	7,711	7,711	4.56
GS AcquisitionCo, Inc. (5) (6)	S + 5.25%	9.58%	5/23/2024	5/25/2028	5,948	5,948	5,940	3.51
GS AcquisitionCo, Inc. (4) (5) (6)	S + 5.25%	9.58%	3/26/2024	5/25/2028	677	149	149	0.09
GS AcquisitionCo, Inc. (4) (5) (6)	S + 5.25%		3/26/2024	5/25/2028	513	(2)	(2)	—
IQN Holding Corp. (5) (6)	S + 5.25%	9.76%	10/30/2024	5/2/2029	3,562	3,567	3,550	2.10
IQN Holding Corp. (4) (5) (6)	S + 5.25%	9.76%	10/30/2024	5/2/2028	285	112	112	0.07
MRI Software LLC (5) (6)	S + 4.75%	9.08%	5/23/2024	2/10/2027	11,003	11,003	11,031	6.52
MRI Software LLC (4) (5) (6)	S + 4.75%	9.08%	12/21/2023	2/10/2027	1,332	68	66	0.04
MRI Software LLC (5) (6)	S + 4.75%	9.08%	5/23/2024	2/10/2027	1,386	1,386	1,390	0.82
MRI Software LLC (4) (5) (6)	S + 4.75%	9.08%	9/4/2024	2/10/2027	1,560	149	149	0.09
OEConnection LLC (4) (5) (6)	S + 5.00%		4/22/2024	4/22/2031	1,985	(18)	(18)	(0.01)
OEConnection LLC (4) (5) (6)	S + 5.00%		12/30/2024	4/22/2031	1,587	—	—	—
OEConnection LLC (5) (6)	S + 5.00%	9.36%	4/22/2024	4/22/2031	18,199	18,030	18,165	10.73
OEConnection LLC (4) (5) (6)	S + 5.00%		4/22/2024	4/22/2031	3,175	(29)	(29)	(0.02)
Optimizely North America Inc. (4) (5) (6)	S + 5.00%		10/30/2024	10/30/2031	2,745	(27)	(27)	(0.02)
Optimizely North America Inc. (5) (6)	S + 5.00%	9.36%	10/30/2024	10/30/2031	15,612	15,459	15,468	9.14
PDI TA Holdings, Inc. (4) (5) (6)	S + 5.50%	10.00%	2/6/2024	2/3/2031	1,234	684	680	0.40
PDI TA Holdings, Inc. (5) (6)	S + 5.50%	10.09%	2/6/2024	2/3/2031	5,287	5,244	5,236	3.09
PDI TA Holdings, Inc. (4) (5) (6)	S + 5.50%		2/6/2024	2/3/2031	547	(5)	(5)	—

See accompanying notes to consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(in thousands)

Investments-non-controlled/non-affiliated(1)	Reference Rate and Spread(2)	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Units(1)	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated (continued)
Software (continued)
Severin Acquisition, LLC (4) (5) (6)	S + 4.75%		10/1/2024	10/1/2031	$617	$(6)	$(6)	—%
Severin Acquisition, LLC (5) (6)	S + 2.75%	7.11%	10/1/2024	10/1/2031	2,945	2,917	2,949	1.74
Severin Acquisition, LLC (4) (5) (6)	S + 4.75%		10/1/2024	10/1/2031	370	(4)	(4)	—
Sonatype, Inc. (5) (6)	S + 5.50%	10.01%	12/19/2024	1/19/2028	4,609	4,597	4,597	2.72
						90,541	90,808	53.67
Trading Companies & Distributors
PT Intermediate Holdings III, LLC (4) (5) (6)	S + 3.25%		4/3/2024	4/9/2030	1,366	(3)	(3)	—
PT Intermediate Holdings III, LLC (5) (6)	S + 3.25%	7.58%	4/3/2024	4/9/2030	20,365	20,321	20,365	12.03
						20,318	20,362	12.03

Total North America						$321,951	$323,692	191.23%

Europe
Senior Secured Debt
Insurance
Ardonagh Midco 3 PLC (5) (6)	S + 4.75%	9.90%	2/29/2024	2/17/2031	3,478	3,431	3,430	2.03
						3,431	3,430	2.03
Total Europe						$3,431	$3,430	2.03%

Total Senior Secured Debt						$325,382	$327,122	193.26%

Preferred Equity
Financial Services
Eclipse Buyer, Inc. (5) (6)		12.50%	9/5/2024	12/16/2054	1,383	1,355	1,343	0.79
						1,355	1,343	0.79
Total Preferred Equity						$1,355	$1,343	0.79%
Total Investments—non-controlled/non-affiliated						$326,737	$328,465	194.05%
Total Portfolio Investments						$326,737	$328,465	194.05%
Cash Equivalents
BlackRock Liquidity Funds - Treasury Trust Fund		4.32%			11,331	11,331	11,331	6.69
Total Cash Equivalents						$11,331	$11,331	6.69%
Total Portfolio Investments and Cash Equivalents						$338,068	$339,796	200.74%

(1)	Unless otherwise indicated, issuers of debt investments held by the Fund (which such term “Fund” shall include the Fund’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. dollars. All debt investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount is presented for debt investments.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA (“C”) or SOFR including SOFR adjustment, if any, (“S”), which generally resets periodically. C and S loans are typically indexed to 12 month, 6 month, 3 month, or 1 month C or S rates. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2024.
(3)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on loan investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 7 “Commitments & Contingencies”.

See accompanying notes to consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedule of Investments (continued)

December 31, 2024

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
AAH Topco., LLC	Delayed Draw Term Loan	12/22/2027	$2,696	$(40)
Accession Risk Management Group, Inc.	Revolver	11/1/2029	472	(1)
Aptean Acquiror Inc.	Delayed Draw Term Loan	1/30/2031	367	(2)
Aptean Acquiror Inc.	Revolver	1/30/2031	673	(6)
Ascend Partner Services LLC	Delayed Draw Term Loan	8/11/2031	3,375	(16)
Ascend Partner Services LLC	Revolver	8/11/2031	270	(3)
Bullhorn, Inc.	Delayed Draw Term Loan	10/1/2029	1,604	(4)
Bullhorn, Inc.	Revolver	10/1/2029	517	(2)
Cedar Services Group, LLC	Delayed Draw Term Loan	10/4/2030	3,695	(34)
Cedar Services Group, LLC	Revolver	10/4/2030	954	(20)
Club Car Wash Operating, LLC	Delayed Draw Term Loan	6/16/2027	2,098	(18)
Cobalt Service Partners, LLC	Delayed Draw Term Loan	10/13/2031	3,692	(18)
Cobalt Service Partners, LLC	Revolver	10/13/2031	465	(5)
CSAFE Acquisition Company, Inc.	Revolver	3/8/2029	539	(1)
Diligent Corporation	Delayed Draw Term Loan	8/2/2030	2,623	(18)
Diligent Corporation	Revolver	8/4/2030	1,748	(12)
Eclipse Buyer, Inc.	Delayed Draw Term Loan	9/8/2031	879	(8)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	5/25/2028	527	(1)
GS AcquisitionCo, Inc.	Revolver	5/25/2028	513	(2)
High Bar Brands Operating, LLC	Revolver	12/19/2029	649	(11)
High Bar Brands Operating, LLC	Term Loan	12/19/2029	753	(13)
IQN Holding Corp.	Revolver	5/2/2028	174	—
Kene Acquisition, Inc.	Revolver	2/7/2031	710	(12)
KENE Acquisition, Inc. (aka Entrust)	Delayed Draw Term Loan	2/7/2031	2,119	(19)
Maple Acquisition, LLC	Delayed Draw Term Loan	5/30/2031	1,193	(16)
Maple Acquisition, LLC	Revolver	5/30/2030	895	(12)
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2029	1,202	(7)
Mobile Communications America, Inc.	Revolver	10/16/2029	587	(7)
MRI Software LLC	Delayed Draw Term Loan	2/10/2027	1,411	—
MRI Software LLC	Revolver	2/10/2027	1,258	(6)
Nelipak Holding Company	Delayed Draw Term Loan	3/26/2031	785	(11)
Nelipak Holding Company	Revolver	3/26/2031	510	(7)
OEConnection LLC	Delayed Draw Term Loan	4/22/2031	3,175	(29)
OEConnection LLC	Delayed Draw Term Loan	4/22/2031	1,587	—
OEConnection LLC	Revolver	4/22/2031	1,985	(18)
Optimizely North America Inc.	Revolver	10/30/2031	2,745	(27)
PDI TA Holdings, Inc.	Delayed Draw Term Loan	2/3/2031	545	(2)
PDI TA Holdings, Inc.	Revolver	2/3/2031	547	(5)
People Corporation	Delayed Draw Term Loan	2/18/2028	3,957	(69)
Phynet Dermatology LLC	Delayed Draw Term Loan	10/20/2029	5,375	(87)
Phynet Dermatology LLC	Revolver	10/20/2029	122	(2)
PMA Parent Holdings, LLC	Revolver	1/31/2031	1,478	—
Premier Care Dental Management, LLC	Delayed Draw Term Loan	8/5/2028	3,607	(31)
Premier Care Dental Management, LLC	Revolver	5/5/2028	1,035	(8)
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	4/9/2030	1,366	(3)
Rialto Management Group, LLC	Revolver	12/5/2030	224	(2)
Riverside Assessments, LLC	Revolver	3/19/2031	1,149	(21)
RLDatix Holdings (USA), Inc.	Delayed Draw Term Loan	4/25/2031	2,067	(37)
Ruby Buyer, LLC	Revolver	12/21/2029	1,544	(32)
Severin Acquisition, LLC	Delayed Draw Term Loan	10/1/2031	617	(6)
Severin Acquisition, LLC	Revolver	10/1/2031	370	(4)
YI, LLC	Delayed Draw Term Loan	12/1/2029	1,878	(15)
YI, LLC	Revolver	12/1/2029	1,408	(23)
			$76,734	$(753)

(5)	Securities exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities”. As of December 31, 2024, the aggregate fair value of these securities is $328,465 or 194.05% of the Fund’s net assets. See Note 2 “Significant Accounting Policies.”
(6)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.

See accompanying notes to consolidated financial statements.

Partners Group Lending Fund, LLC

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

(in thousands, except unit and per share amounts)

Note 1. Organization

Partners Group Lending Fund, LLC, was initially formed on June 16, 2022 as a Delaware corporation and subsequently converted into a Delaware limited liability company on July 12, 2023. Partners Group Lending Fund, LLC consists of Partners Group Lending Fund, LLC and its wholly-owned subsidiaries: Partners Group BDC Finance I, LLC and Partners Group Revolver Pooling BDC, LLC (collectively, the "Fund"). The Fund commenced operations on September 1, 2023 (commencement of operations) and its fiscal year ends on December 31.

The Fund is an externally managed, non-diversified, closed-end management investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Fund has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Pursuant to an investment advisory agreement between the Fund and the Adviser (the "Investment Advisory Agreement"), the Fund is managed by Partners Group (USA) Inc. (the "Adviser"). The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (the "SEC") under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). The Board of Managers of the Fund (collectively, the “Board” and each member thereof a “Manager”) has oversight responsibility for the management and supervision of the business operations of the Fund. As permitted by applicable law, the Board may delegate any of its rights, powers and authority to, among others, the officers of the Fund, a committee of the Board, or the Adviser, as it did in causing the Fund to enter into the Investment Advisory Agreement.

The investment objective of the Fund is to generate attractive risk-adjusted returns and current income by primarily investing in a geographically and industrially well-balanced and broadly distributed portfolio of primarily senior secured loans, which will typically pay interest composed of SOFR, plus a margin, of private middle market U.S. companies.

Note 2. Significant Accounting Policies

Basis of Presentation

The Fund’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Fund is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies ("ASC 946"). The books and records of the Fund are maintained in U.S. Dollars.

Consolidation

As provided under ASC 946, the Fund does not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Fund.

The Fund consolidated the results of its wholly-owned subsidiaries: Partners Group BDC Finance I, LLC and Partners Group Revolver Pooling BDC, LLC. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of gain and loss contingencies at the date of the consolidated financial statements. Such amounts could differ from those estimates and such differences could be material. Assumptions and estimates regarding the valuation of investments involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements. Actual results may ultimately differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Fund deposits its cash and cash equivalents with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.

The fair value of the Cash Equivalents is measured under Level 1 under ASC 820-10.

Investment Related Transactions, Revenue Recognition and Expenses

The Fund invests primarily in private illiquid debt, loans and other assets for which no (or only a limited) liquid market exists or that are subject to legal or other restrictions on transfer and are difficult to sell in a secondary market. These securities are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities.” Investment transactions in restricted securities are recorded on a trade-date basis. Restricted securities are valued in accordance with the investment valuation policies discussed below.

Investment transactions are recorded on a trade-date basis. Realized gains (losses) on investments sold are recorded upon the sale or liquidation of investments and are calculated as the difference between the net proceeds from the sale or liquidation, if any, and the cost basis of the investment using the specific identification method. Unrealized appreciation or depreciation reflects the difference between the fair value of the investments and the cost basis of the investments. Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized fees and unamortized discounts are recorded as interest income.

In the general course of its business, the Fund receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and loan waiver amendment fees, and commitment fees, and are recorded as other income in investment income when earned.

Certain investments may have contractual payment-in-kind (“PIK”) interest. PIK interest is added to the principal amount of the investment on the interest payment date rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK interest is recorded as interest income.

Expenses are recorded on an accrual basis.

Non-Accrual Investments

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Fund may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of December 31, 2025, and December 31, 2024, there were no loans placed on non-accrual status.

Valuation of Investments

The Fund is required to report its investments, including those for which current market values are not readily available, at fair value. Investments held by the Fund include senior secured debt, preferred equity, and asset-asset backed securities (collectively, "Direct Investments) and partnership investments ("Partnership Investments").

The Fund’s investments are measured at fair value in accordance with ASC 820, Fair Value Measurement (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date, and Rule 2a-5 under the 1940 Act (“Rule 2a-5”). Pursuant Rule 2a-5, the Board designated the Adviser as "valuation designee" to perform fair value determinations and approved amended Valuation Procedures.

Fair value is based on observable market prices or parameters or derived from such prices or parameters when such quotations are readily available. In accordance with Rule 2a-5, a market quotation is “readily available” only when it is a quoted price (unadjusted) in active markets for identical instruments that a fund can access at the measurement date, provided that such a quotation is not considered to be readily available if it is not reliable.

The Adviser, as “valuation designee” under Rule 2a-5, determines the fair value of the Fund’s investments in conformity with U.S. GAAP, Rule 2a-5, and the Fund’s Valuation Procedures. As permitted by the Valuation Procedures, the Adviser values the Fund’s non-traded Investments in consultation with persons who are employees of the Adviser’s parent company or one of its subsidiaries. The Valuation Procedures require evaluation of all relevant factors reasonably available to the Adviser and its affiliates at the time the Fund’s non-traded Investments are valued.

Direct Investments

In assessing the fair value of the Fund’s non-traded senior secured debt and preferred equity investments in accordance with the Valuation Procedures, the Adviser uses a variety of methods such as earnings multiples, discounted cash flow and market data from third party pricing services. The Adviser makes valuation assumptions based on market conditions existing at the end of each reporting period. Quoted market prices or dealer quotes for certain similar instruments are used for debt investments where appropriate. Other techniques, such as option pricing models and estimated discounted value of future cash flows, are used to determine fair value for the remaining financial instruments. The fair values of asset-backed securities are determined by price quotations from unaffiliated market makers, financial institutions that regularly trade similar investments or independent valuation agents using industry standard valuation models.

Because of the inherent uncertainty of estimates, fair value determinations based on estimates may differ from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Partnership Investments

The fair values of partnership investments determined by the Adviser in accordance with the Valuation Procedures are estimates. These estimates are net of management and performance incentive fees or allocations payable pursuant to the respective organizational documents of the partnership investments. Ordinarily, the fair value of a partnership investment is based on the net asset value of that partnership reported by its investment manager. If the Adviser determines that the most recent net asset value reported by the investment manager of a partnership investment does not represent fair value or if the manager of a partnership investment fails to report a net asset value to the Fund, a fair value determination is made by the Adviser in accordance with the Valuation Procedures. In making that determination, the Adviser will consider whether it is appropriate, considering all relevant circumstances, to value such partnership investment at the net asset value last reported by its investment manager, or whether to adjust such value by a premium or discount.

Because of the inherent uncertainty of estimates, fair value determinations based on estimates may differ from the values that would have been used had a ready market for the securities existed, and the differences could be material. For each of the Fund’s partnership investment(s) (for the purposes of this paragraph, an “Investee”), the Fund has no right to cause the Investee or any third party to purchase the Fund’s investment in the Investee, at the end of the term of such investment, or any other time. Accordingly, in a typical partnership investment, the Fund expects to realize the value remaining in its investment at the end of the investment’s term through distributions resulting from the liquidation of the remaining assets of the Investee.

The Valuation Procedures are implemented by the Adviser and State Street Bank and Trust Company, as the Fund’s administrator (the “Administrator”). Both the Adviser and the Administrator are subject to the oversight of, and report to, the Board. The Adviser and the Administrator monitor and review the methodologies of the various third-party pricing services that are employed by the Fund.

The Adviser and certain of its affiliates act as investment advisers to clients other than the Fund. However, the valuation attributed to a non-traded Investment held by the Fund and to the same non-traded Investment held by another client, one of the Adviser’s affiliates, or by a client of one of its affiliates might differ due to differences in accounting, regulatory or other factors applicable to the Fund, to such other client or the Adviser’s affiliate.

ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

The Fund applies ASC 820, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. The Fund discloses the fair value of its investments in a hierarchy which prioritizes and ranks the level of market observability used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:

●	Level 1 — Valuations based on quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date.
●	Level 2 — Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
●	Level 3 — Valuations based on inputs that are unobservable and significant to the fair value measurement.
97

A financial instrument’s level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Transfers between levels, if any, are recognized at the beginning of the reporting period in which the transfers occur. The Fund evaluates the source of inputs used in the determination of fair value, including any markets in which the investments, or similar investments, are trading. When the fair value of an investment is determined using inputs from a pricing service (or principal market makers), the Fund considers various criteria in determining whether the investment should be classified as a Level 2 or Level 3 investment. Criteria considered includes the pricing methodologies of the pricing services (or principal market makers) to determine if the inputs to the valuation are observable or unobservable, as well as the number of prices obtained and an assessment of the quality of the prices obtained. However, the determination of what constitutes “observable” requires significant judgment.

The fair value assigned to these investments is based upon available information and may fluctuate from period to period. In addition, it does not necessarily represent the amount that might ultimately be realized upon sale.

The Valuation Designee generally uses the income approach to determine fair value for loans where market quotations are not readily available, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, the Valuation Designee may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may also include probability weighting of alternative outcomes. The Valuation Designee generally considers our debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance and the loan is otherwise not deemed to be impaired. In determining the fair value of the performing debt, the Valuation Designee considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a debt instrument is not performing, as defined above, the Valuation Designee will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the debt instrument.

Under the income approach, discounted cash flow models are utilized to determine the present value of the future cash flow streams of our debt investments, based on future interest and principal payments as set forth in the associated loan agreements. In determining fair value under the income approach, the Valuation Designee also considers the following factors: applicable market yields and leverage levels, recent transactions, credit quality, prepayment penalties, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made.

Under the market approach, the enterprise value methodology is typically utilized to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which the Valuation Designee derives a single estimate of enterprise value. In estimating the enterprise value of a portfolio company, the Valuation Designee analyzes various factors consistent with industry practice, including but not limited to original transaction multiples, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public. Typically, the enterprise values of private companies are based on multiples of earnings before interest, income taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues, or in limited cases, book value.

Receivables/Payables From Investments Sold/Purchased

Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Fund for transactions that have not settled at the reporting date. As of December 31, 2025, and December 31, 2024, the Fund had $112 thousand and $452 thousand of receivables for investments sold respectively. As of December 31, 2025, and December 31, 2024, the Fund had $0 and $0 of payables for investments purchased respectively.

Foreign Currency Transactions

Amounts denominated in foreign currencies are translated into U.S. dollars on the following basis: (i) investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates effective on the last business day of the period; and (ii) purchases and sales of investments, borrowings and repayments of such borrowings, income, and expenses denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.

The Fund includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations in foreign currency and other transactions, if any, in the Consolidated Statements of Operations.

Foreign security and currency transactions may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

Organization Expenses

Costs associated with the organization of the Fund are expensed as incurred. These expenses consist primarily of legal fees and other costs of organizing the Fund.

Credit Facility Related Costs, Expenses and Deferred Financing Costs

The Credit Facility (as defined in Note 6) is recorded at carrying value, which approximates fair value. Interest expense and unused commitment fees on the Credit Facility are recorded on an accrual basis. Unused commitment fees are included in interest and borrowing expenses in the Consolidated Statements of Operations. Deferred financing costs include capitalized expenses related to the closing of the Credit Facility. Amortization of deferred financing costs is computed on the straight-line basis over the stated term of the line of credit. The amortization of such costs is included in interest and borrowing expenses in the Consolidated Statements of Operations, with any unamortized amounts included in Deferred financing costs on the Consolidated Statements of Assets and Liabilities.

Income Taxes

The Fund recognizes tax positions in its consolidated financial statements only when it is more likely than not that the relevant taxing authority will, upon examination, sustain the position based on its merits. A position that meets this standard is measured at the maximum benefit that will more likely than not be realized upon settlement. The Fund classifies any interest expense related to income taxes in income tax expense, and any income tax penalties under expenses in the Consolidated Statements of Operations. During the years ended December 31, 2025, 2024 and for the period from September 1, 2023 (commencement of operations) through December 31, 2023, the Fund did not incur any interest or penalties.

State and federal deferred income tax assets or liabilities are computed based on the difference between the consolidated financial statement and income tax bases of assets and liabilities, using the enacted statutory tax rate. Deferred income tax expenses or benefits are based on the changes in the assets and liabilities from period to period.

The Fund’s tax positions have been reviewed based on applicable statutes of limitation for tax assessments, which may vary by jurisdiction. Based on this review, the Fund has concluded that the Fund’s net deferred tax liability at December 31, 2025 was $265 thousand, and at December 31, 2024, was $224 thousand. This deferred tax liability primarily represents the estimated future tax liability that would be due if the unrealized gains were realized as of the balance sheet date. The Fund is subject to potential examination by certain taxing authorities in various jurisdictions. The Fund’s tax positions are subject to ongoing interpretation of laws and regulations by taxing authorities.

The Fund will file tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, The Fund is subject to examination by U.S. federal, state, local and foreign jurisdictions, where applicable. As of December 31, 2025, the tax years from the initial period forward remain subject to examination by the major tax jurisdictions under the statute of limitations.

The Fund elected to be regulated as a BDC under the 1940 Act on December 19, 2025. In addition, for U.S. federal income tax purposes, the Fund intends to elect and qualify each taxable year hereafter, to be treated as a RIC under Subchapter M of the Code, beginning with its fiscal year ending December 31, 2026. So long as the Fund maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as distributions. Rather, any tax liability related to income earned and distributed by the Fund would represent obligations of the Fund’s investors and would not be reflected in the consolidated financial statements of the Fund. Income earned or loss incurred by the Fund prior to qualifying as a RIC is not attributable to the shareholders of the RIC. As such, income or loss from this period is excluded from the RIC’s taxable income calculation.

To qualify for and maintain qualification as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Fund must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses.

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a non deductible 4% U.S. federal excise tax. To prevent imposition of the excise tax, the Fund must distribute during each calendar year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of its capital losses (adjusted for certain ordinary losses) for the one-year period ending December 31 of the calendar year and (iii) any ordinary income and capital gains for previous years that were not distributed during those years. For these purposes, the Fund will be deemed to have distributed any income or gains on which it paid U.S. federal income tax.

Distributions and Distribution Reinvestment Plan

Distributions to members will be recorded on the record date. Income dividends and gain distributions are determined in accordance with income tax rules and regulations that may differ in various (or significant) respects from generally accepted accounting principles. Certain capital accounts in the financial statements have been adjusted for permanent book-tax differences. These adjustments have no impact on net asset values or results of operations. The Fund has adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash distributions declared on behalf of members who do not elect to receive their distributions in cash. As a result, if a cash distribution or other distribution is authorized and declared, then members who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional units, rather than receiving the cash distribution or other distribution. Distributions on fractional units will be credited to each participating member’s account to three decimal places.

Recent Accounting Pronouncements

The Fund considers the applicability and impact of all accounting standard updates (“ASU”) issued by the FASB. ASUs not listed were assessed by the Fund and either determined to be not applicable or not expected to have a material effect on the accompanying consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”),” which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the quarter ended September 30, 2025. The Fund has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance impacted the notes to the consolidated financial statements only and did not affect the Fund’s financial position or the results of its operations. See Note 8 for more information on the effects of the adoption of ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09")," which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The adoption of this ASU did not have a material impact to the Fund’s consolidated financial statements.

Note 3. Fees, Expenses, Agreements and Related Party Transactions

Investment Advisory Agreement

On August 31, 2023, the Fund entered into the Investment Advisory Agreement, pursuant to which the Adviser managers the Fund on a day-to-day basis. The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Fund’s investments and monitoring its investments and portfolio companies on an ongoing basis.

The Investment Advisory Agreement is effective for an initial two-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Fund’s outstanding voting securities and, in each case, a majority of the independent trustees. The Fund may terminate the Investment Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.

The Fund pays the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the members.

Base Management Fee

The base management fee will be payable quarterly in arrears at an annual rate of 1.00% of the value of the Fund’s adjusted net assets as of the end of the most recently completed calendar quarter. For purposes of the Investment Advisory Agreement, adjusted net assets means the Fund’s total net assets less any base management fees and incentive fees incurred by the Fund with respect to such calendar quarter end. The base management fee calculation will be prorated for any partial quarters.

The Adviser agreed to waive any base management fee due from the Fund to the Adviser until the earlier of (1) the Fund electing to be regulated as a BDC under the 1940 Act and (2) October 1, 2023.

For the year ended December 31, 2025, and December 31, 2024, the Fund incurred base management fees of $2,291 thousand of which $0 was waived and $1,063 thousand of which $0 was waived, respectively. For the period from September 1, 2023 (commencement of operations) through December 31, 2023, the Fund incurred base management fees of $3 thousand, of which $0 was waived, respectively.

Incentive Fee

The Fund will pay to the Adviser an income-based incentive fee at the close of each fiscal year in which the Hurdle Rate (defined below) is exceeded, of 10% of the excess, if any, of (i) the Pre-Incentive Fee Net Gains (as defined below) of the Fund over (ii) the then balance, if any, of the respective Loss Recovery Account (as defined below) for the Units (each expressed as a percentage of the Fund’s fiscal year-end net asset value) before deduction of the Incentive Fee.

●	No Incentive Fee will be payable to the Adviser if, at the close of a fiscal year, the excess, if any, of (i) the Pre-Incentive Fee Net Gains of the Fund, attributable to the Units (based on the net asset value of the Fund’s assets) over (ii) the then balance, if any, of the Loss Recovery Account for the Units (expressed as a percentage of the Fund’s net asset value) does not exceed 6.00% of the monthly average of the Fund’s net asset value attributable to the Units (based on the net asset value of the Fund’s assets) before deduction of the Incentive Fee for that fiscal year (the “Hurdle Rate”).

●	The Incentive Fee will be subject to a catch-up intended to allocate all excess Pre-Incentive Fee Net Gains, attributable to the Units, to the Adviser once the Hurdle Rate has been achieved until the Adviser has been allocated its 10% Incentive Fee on all Pre-Incentive Fee Net Gains for the relevant period.

●	“Pre-Incentive Fee Net Gains” means the amount by which any interest income, dividend income, realized and unrealized gains, and any other income accrued on investments of the Fund during the fiscal year (“Gains”) exceeds all operating expenses for the Fund and realized and unrealized losses for the fiscal year (including costs related to hedging, as well as the Base Management Fee, but excluding the Incentive Fee) (“Losses”). For this purpose, net losses shall mean the amount by which Losses exceed Gains (“Net Losses”).

●	After the close of the fiscal year, the Adviser or an affiliate thereof may withdraw up to 100% of the Incentive Fee (computed on the basis of unaudited data) that was credited to the incentive fee account and debited from that Unit’s account with respect to such fiscal year.

●	The Fund will maintain a memorandum account for the Units (each a “Loss Recovery Account”), which will have an initial balance of zero and will be (i) increased upon the close of each fiscal year of the Fund by the amount of the Net Losses of the Fund for the fiscal year (based on of the net asset value of the Fund’s assets), and (ii) decreased (but not below zero) upon the close of each fiscal year of the Fund by the amount of the Pre-Incentive Fee Net Gains of the Fund for the fiscal year.

The Adviser agreed to waive any incentive fee due from the Fund to the Adviser until the earlier of (1) the Fund electing to be regulated as a BDC under the 1940 Act and (2) October 1, 2023.

On July 1, 2025, the Fund entered into the Amended and Restated Investment Advisory Agreement. The Amended and Restated Investment Advisory Agreement limits the portion of the Incentive Fee sourced from capital gains such that it will not exceed 20.0% of the Fund’s realized capital gains on a cumulative basis from inception, calculated as of the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any Incentive Fees sourced from capital gains previously paid. The Amended and Restated Investment Advisory Agreement also removed unrealized gains from the definition of Pre-Incentive Fee Net Gains.

For the year ended December 31, 2025, and December 31, 2024, the Fund incurred incentive fees of $1,593 thousand of which $0 was waived and $880 thousand of which $0 was waived, respectively. For the period September 1, 2023 (commencement of operations) through December 31, 2023, the Fund incurred incentive fees of $32 thousand, of which $0 was waived, respectively.

Expense Support and Conditional Reimbursement Agreement

On August 31, 2023, the Fund entered into an expense support and conditional reimbursement agreement with the Adviser (the “Expense Support Agreement”). Under the terms of the Expense Support Agreement, the Adviser (i) shall pay a portion of the Fund’s Other Operating Expenses (as defined below) to the effect that such expenses do not exceed 1.00% (on annualized basis) of the Fund’s Aggregate Capital Commitments, and (ii) may elect to pay an additional portion of the Fund’s expenses from time to time, which the Fund will be obligated to reimburse to the Adviser at a later date if certain conditions are met. "Aggregate Capital Commitments" means the sum of all capital commitments made pursuant to subscription agreements between investors and the Fund, and all amounts paid to the Fund by upfront cash payments in connection with investors purchase of the Fund’s units. “Other Operating Expenses” means the Fund’s organization and offering expenses, professional fees, directors fees, administration fees, and other general and administrative expenses, but excluding the Base Management Fee, taxes, interest expense, brokerage commissions, transaction-related expenses arising out of investments made by the Fund, credit facility arrangement fees, servicing fees and the Incentive Fees.

In addition, the Adviser agrees to waive the Base Management Fee payable to it (excluding the Incentive Fee) by the Fund and/or to pay or absorb expenses of the Fund (collectively, a “Waiver”) so that the Other Operating Expenses of the Fund will not exceed 1.00% (on annualized basis) of the Fund’s Aggregate Capital Commitments (the “Expense Limitation”).

The Fund agrees to carry forward, for a period not to exceed (3) three years from the date on which a Waiver is made by the Adviser, all fees and expenses in excess of the Expense Limitation that have been waived, paid or absorbed by the Adviser, and to repay the Adviser such amounts, provided the Fund is able to effect such repayment and remain in compliance with the Expense Limitation. To the extent that such repayment is due, it shall be made as promptly as possible, in conjunction with the next succeeding payment of the Base Management Fee to the Adviser. To the extent that the full amount of such waived amount or expense paid cannot be repaid as provided in the previous sentence within such applicable three-year period, such repayment obligation shall be extinguished.

For the years ended December 31, 2025, December 31, 2024, and for the period September 1, 2023 (commencement of operations) through December 31, 2023, the Adviser made support payments on behalf of the Fund of $0, $0 and $0 respectively.

For the years ended December 31, 2025, December 31, 2024, and for the period September 1, 2023 (commencement of operations) through December 31, 2023, the Fund made no reimbursement payments to the Adviser.

Note 4. Investments

The composition of the Fund’s investment portfolio (excluding cash equivalents) at cost and fair value as of December 31, 2025, and December 31, 2024 were as follows:

	December 31, 2025
Investment Type	Cost	Fair Value	% of Total Investments at Fair Value
Asset Backed Securities	$10,008	$10,047	2.19%
Senior Secured Debt	431,960	433,567	94.59
Preferred Equity	7,270	7,368	1.61
Partnership	7,399	7,364	1.61
Total investments	$456,637	$458,346	100.00%

	December 31, 2024
Investment Type	Cost	Fair Value	% of Total Investments at Fair Value
Senior Secured Debt	$325,382	$327,122	99.59%
Preferred Equity	1,355	1,343	0.41
Total investments	$326,737	$328,465	100.00%

The industry composition of investments (excluding cash equivalents) based on fair value as of December 31, 2025, and December 31, 2024 were as follows:

December 31, 2025
Software	25.17%
Health Care Providers & Services	11.26
IT Services	9.21
Professional Services	8.93
Capital Markets	6.42
Diversified Consumer Services	5.19
Trading Companies & Distributors	4.55
Financial Services	4.34
Electronic Equipment, Instruments & Components	4.28
Commercial Services & Supplies	3.34
Electrical Equipment	3.12
Machinery	2.90
Building Products	2.21
Industrial Conglomerates	2.19
Health Care Technology	2.14
Health Care Equipment & Supplies	1.88
Hotels, Restaurants & Leisure	1.39
Automobile Components	0.91
Containers & Packaging	0.57
Total	100.00%

December 31, 2024
Software	27.65%
Health Care Providers & Services	12.32
IT Services	8.93
Health Care Technology	8.80
Insurance	7.52
Trading Companies & Distributors	6.20
Machinery	4.41
Electrical Equipment	4.35
Capital Markets	3.44
Aerospace & Defense	3.18
Health Care Equipment & Supplies	2.60
Professional Services	2.34
Financial Services	1.97
Energy Equipment & Services	1.66
Electronic Equipment, Instruments & Components	1.52
Automobile Components	1.29
Commercial Services & Supplies	0.73
Containers & Packaging	0.71
Diversified Consumer Services	0.38
Total	100.00%

The geographic composition of investments (excluding cash equivalents) at cost and fair value as of December 31, 2025, and December 31, 2024 were as follows:

	December 31, 2025
Geographic	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
North America	$444,517	$446,164	97.34%	162.34%
Asia - Pacific	12,120	12,182	2.66	4.43
Total	$456,637	$458,346	100.00%	166.77%

	December 31, 2024
Geographic	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
North America	$323,306	$325,035	98.96%	192.02%
Europe	3,431	3,430	1.04	2.03
Total	$326,737	$328,465	100.00%	194.05%

Note 5. Fair Value Measurement

The following tables present the fair value hierarchy of investments as of December 31, 2025, and December 31, 2024, categorized by the ASC 820 valuation hierarchy, as previously described:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Asset Backed Securities	$—	$—	$10,047	$10,047
Senior Secured Debt	—	—	433,567	433,567
Preferred Equity	—	—	7,368	7,368
Partnership	—	—	7,364	7,364
Total	$—	$—	$458,346	$458,346

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Senior Secured Debt	$—	$—	$327,122	$327,122
Preferred Equity	—	—	1,343	1,343
Total	$—	$—	$328,465	$328,465

The following tables present the change in the fair value of financial instruments for years ended December 31, 2025, and 2024, for which Level 3 inputs were used to determine the fair value:

December 31, 2025	Asset Backed Securities	Senior Secured Debt	Preferred Equity	Partnership	Total Investments
Fair value, beginning of period	$—	$327,122	$1,343	$—	$328,465
Purchases, including capitalized PIK	10,008	200,524	5,915	7,399	223,846
Proceeds from sales of investments and principal repayments	—	(95,700)	—	—	(95,700)
Accretion of discount/amortization of premium	—	1,615	—	—	1,615
Net realized gain (loss)	—	139	—	—	139
Net change in unrealized appreciation (depreciation)	39	(133)	110	(35)	(19)
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—	—
Fair value, end of period	$10,047	$433,567	$7,368	$7,364	$458,346
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of December 31, 2025	$39	$617	$110	$(35)	$731

December 31, 2024	Senior Secured Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$78,850	$—	$78,850
Purchases, including capitalized PIK	253,933	1,355	255,288
Proceeds from sales of investments and principal repayments	(7,806)	—	(7,806)
Accretion of discount/amortization of premium	647	—	647
Net realized gain (loss)	7	—	7
Net change in unrealized appreciation (depreciation)	1,491	(12)	1,479
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Fair value, end of period	$327,122	$1,343	$328,465
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of December 31, 2024	$1,491	$(12)	$1,479

(1)	For the year ended December 31, 2025, and 2024, there were no transfers into or out of Level 3.

In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Fund’s Level 3 investments as of December 31, 2025, and December 31, 2024. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Fund’s determination of fair value.

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range from	Range to	Weighted Average(1)
Asset Backed Securities	$10,047	Reported fair value	Reported fair value	N/A	N/A	N/A
Senior Secured Debt	315,113	Discounted cash flow	Discount factor	7.87%	14.56%	9.35%
	118,296	Broker Quotes	Indicative quotes for an inactive market	N/A	N/A	N/A
	158	Recent financing/transaction	Recent transaction price	N/A	N/A	N/A
Preferred Equity	7,368	Discounted cash flow	Discount factor	12.52%	13.76%	13.48%
Partnership	7,364	Adjusted reported net asset value	Reported net asset value	N/A	N/A	N/A
Total	$458,346
104

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range from	Range to	Weighted Average(1)
Senior Secured Debt	$185,775	Discounted cash flow	Discount factor	9.00%	11.00%	10.28%
	120,855	Broker Quotes	Indicative quotes for an inactive market	N/A	N/A	N/A
	9,034	Recent financing/transaction	Recent transaction price	N/A	N/A	N/A
	11,458	Exit Price	Recent transaction price	N/A	N/A	N/A
Preferred Equity	1,343	Discounted cash flow	Discount factor	14.00%	14.00%	14.00%
Total	$328,465

(1)	Weighted averages are calculated based on fair value of investments.

The Fund used the income approach to determine the fair value of certain Level 3 assets as of December 31, 2025, and December 31, 2024. The significant unobservable inputs used in the income approach is the comparative yield and discount rate. The comparative yield and discount rate is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The carrying values of the debt obligations (Note 6) generally approximate their respective fair values due to their variable interest rates. The fair value of these debt obligations would be categorized as Level 2 under the ASC 820 hierarchy. The carrying value of other financial assets and liabilities approximates their fair value based on the short-term nature of these items.

Note 6. Debt

The following tables present the Fund’s outstanding debt as of December 31, 2025, and December 31, 2024:

	As of December 31, 2025
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Fair Value (2)
NatWest Credit Facility	$275,000	$226,000	$226,000	$226,000
Total Debt	$275,000	$226,000	$226,000	$226,000

	As of December 31, 2024
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Fair Value (2)
NatWest Credit Facility	$275,000	$172,000	$172,000	$172,000
Total Debt	$275,000	$172,000	$172,000	$172,000

(1)	Carrying value of these debt obligations generally approximate fair value due to their variable interest rates.
(2)	The fair value of these debt obligations would be categorized as Level 2 under ASC 820-10.

A summary of contractual maturities of our debt obligations was as follows as of December 31, 2025, and December 31, 2024:

	As of December 31, 2025
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
NatWest Credit Facility	$226,000	$226,000	$—	$—	$—
Total Debt Obligations	$226,000	$226,000	$—	$—	$—

	As of December 31, 2024
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
NatWest Credit Facility	$172,000	$172,000	$—	$—	$—
Total Debt Obligations	$172,000	$172,000	$—	$—	$—

NatWest Credit Facility

The following wholly-owned subsidiaries of Partners Group Lending Fund, LLC have entered into secured financing facilities as of December 31, 2025: Partners Group BDC Finance I, LLC and Partners Group Revolver Pooling BDC, LLC (each, a special purpose vehicle “SPV” and collectively, the “SPVs”).

On February 14, 2024, the SPVs entered into a senior secured revolving credit agreement (as amended, the “NatWest Credit Agreement” or “NatWest Credit Facility”) as Borrowers, with Partners Group Lending Fund, LLC, as Parent, State Street Bank and Trust Company (“State Street”), as Facility Agent and Collateral Agent, and NatWest Markets Plc ("NatWest") as Arranger and Lender. The original facility amount under the NatWest Credit Agreement was $175.0 million. On May 7, 2024, the Fund entered into Amendment No.1 to the NatWest Credit Agreement. Under Amendment No. 1 the total facility amount under the NatWest Credit Facility was increased to $275 million. On January 14, 2025, the Fund entered into Amendment No. 2 to the NatWest Credit Agreement, to, among other things, amend the applicable margins of (1) EUR borrowings from 2.55% to 2.30% per annum, (2) GBP borrowings from 2.65% to 2.30% per annum, (3) USD borrowings from 2.85% to 2.40% per annum, (4) CAD borrowings from 3.15% to 2.70% per annum, and (5) AUD borrowings from 3.00% to 2.70% per annum. On November 26, 2025, the Fund entered into Amendment No. 3 to the NatWest Credit Agreement, to, among other things, amend the applicable margins of (1) EUR borrowings from 2.30% to 2.10% per annum, (2) GBP borrowings from 2.30% to 2.10% per annum, (3) USD borrowings from 2.40% to 2.10% per annum, (4) CAD borrowings from 2.70% to 2.10% per annum, and (5) AUD borrowings from 2.70% to 2.10% per annum. The NatWest Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of December 31, 2025 and December 31, 2024, the Fund was in compliance with all covenants and other requirements of the NatWest Credit Facility.

Advances under the NatWest Credit Facility bear interest at a per annum rate equal to, in the case of U.S. Dollar advances, SOFR, and in the case of foreign currency advances, the applicable benchmark in effect for the currency plus an applicable margin 2.10%. The Fund pays an unused commitment fee of 80 basis points (0.80%) per annum if the unused amount is greater than 50% of the facility amount, 70 basis points (0.70%) per annum if the unused amount is between 30% and 50% of the facility amount, and 65 basis points (0.65%) per annum if the unused amount is less than or equal to 30% of the facility amount. The stated maturity date is November 26, 2036.

As of December 31, 2025, and December 31, 2024, there were $226 million and $172.0 million of borrowings outstanding under the NatWest Credit Facility, respectively. The components of interest expense related to the NatWest Credit Facility were as follows:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Period Ended December 31, 2023
Borrowing interest expense	$13,880	$9,122	$—
Commitment and Facility fees	563	904	—
Amortization of deferred financing costs	346	350	—
Total interest and debt financing expense	$14,789	$10,376	$—

For the years ended December 31, 2025 and December 31, 2024, the Fund had total average debt of $207.0 million at a weighted average interest rate of 6.70% and $131.0 million at a weighted average interest of 8.06%, respectively.

MUFG Credit Facility

On September 22, 2023, the Fund entered into credit facility agreement (the "MUFG Credit Facility") as Borrower, with Standard Chartered Bank, as Agent, Partners Group Access Finance Limited, as Obligors’ Agent, and MUFG Bank Ltd., as Lender. The facility amount under the MUFG Credit Facility is $80.0 million. The MUFG Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

Advances under the MUFG Credit Facility bear interest at a per annum rate equal to 2.05%. The Fund pays commitment fee of 30 basis points (0.30%) per annum. The stated maturity date is September 20, 2024. In September 2024, the MUFG Credit Facility was repaid in full using available cash at the Fund and through drawdowns on the available Capital Commitments of the Fund. On May 21, 2025, the MUFG Credit Facility was terminated in full.

As of December 31, 2025 and December 31, 2024, there were $0 and $0 of borrowings outstanding under the MUFG Credit Facility, respectively. The components of interest expense related to the MUFG Credit Facility were as follows:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Period Ended December 31, 2023
Borrowing interest expense	$—	$3,112	$683
Commitment and Facility fees	—	32	40
Amortization of deferred financing costs	—	290	60
Total interest and debt financing expense	$—	$3,434	$783

For the year ended December 31, 2025, the Fund had total average debt of $0 at a weighted average interest rate of 0%.

Bridge Loans

In December 2023, the Fund entered into bridge loan agreements (the “Bridge Loans”) with a related party of the Fund, Partners Group Finance CHF IC Limited (the “Lender”).

Advances under the Bridge Loans bear interest at the “Interest Rate” plus the “Margin. The Interest Rate is the greater of i) the prevailing reference rate of applicable currencies or any replacement reference rate as reasonably determined by the Lender or ii) 0.00%. The Margin is composed of the following two elements: A) a fixed component of 180 basis points and B) a variable component which compensates the cost of hedging, except for CHF-denominated loans for which no hedging costs will be added to the Margin. In 2024, all Bridge Loans were repaid in full using available cash at the Fund and through drawdowns on the available Capital Commitments of the Fund.

As of December 31, 2025 and December 31, 2024, there were $0 and $0 of borrowings outstanding under the Bridge Loans, respectively. The components of interest expense related to the Bridge Loans were as follows:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Period Ended December 31, 2023
Borrowing interest expense	$—	$316	$71
Total interest and debt financing expense	$—	$316	$71

Note 7. Commitments & Contingencies

In the normal course of business, the Fund enters into contracts that provide a variety of general indemnifications. Any exposure to the Fund under these arrangements could involve future claims that may be made against the Fund. Currently, no such claims exist or are expected to arise and, accordingly, the Fund has not accrued any liability in connection with such indemnifications.

The Fund’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require the Fund to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2025, and December 31, 2024, the Fund had the following unfunded delayed draw term loans, revolvers and term loans:

Par Value as of December 31, 2025
Unfunded delayed draw commitments	$61,048
Unfunded revolving commitments	32,952
Total unfunded commitments	$94,000

Par Value as of December 31, 2024
Unfunded delayed draw commitments	$52,440
Unfunded revolving commitments	23,541
Unfunded term loans	753
Total unfunded commitments	$76,734

The Fund’s investment portfolio may also contain Partnership Investments which require the Fund to provide capital when called from the portfolio companies in accordance with the underlying partnership agreements. As of December 31, 2025, the Fund had funded $7.4 milion or 93.0% of the $8.0 million total commitments to Partnership Investments. As of December 31, 2024, there were no unfunded commitments to Partnership Investments.

From time to time, the Fund may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025, and December 31, 2024, management is not aware of any pending or threatened material litigation.

Note 8. Segment Reporting

The Fund operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and preferred equity. The chief operating decision maker ("CODM") is comprised of the Fund’s lead portfolio managers and the Fund’s President and Chief Financial Officer. The Fund represents a single operating segment, as the CODM monitors and assesses the operating results of the Fund as a whole, based on a defined investment objective of the Fund. The Fund’s portfolio composition, total returns, expense ratios and changes in net assets, as stated in the consolidated financial statements, are used by the CODM to assess segment performance and allocate resources. The accompanying consolidated financial statements detail the Fund’s segment assets, liabilities, revenues, and expenses.

Note 9. Net Assets

On December 17, 2025, the Fund adopted the Multiple Class Plan which established four classes of units known as Class I Units, Class M Units, Class A Units, and Class S Units, authorized to be issued. Containing the same rights and features as the new Class I Units, previously issued common units were transferred to Class I Units once established. As of December 31, 2025, there were no Class M, Class A, or Class S units outstanding.

Equity Issuance

During the year ended December 31, 2025, the Fund received $114.0 million in proceeds relating to the issuance of Class I units for subscriptions. $10.4 million of the $114.0 million in proceeds were contributed by Partners Group Finance USD IC Limited, a related party of the Adviser and the Fund.

During the year ended December 31, 2024, the Fund received $160.0 million in proceeds relating to the issuance of common units for subscriptions. $14.5 million of the $160.0 million in proceeds were contributed by Partners Group Finance USD IC Limited, a related party of the Adviser and the Fund.

Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase units up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw-down notice. The Adviser, however, may waive the minimum Capital Commitment at its discretion. As of December 31, 2025, the Fund had total Capital Commitments of $275.0 million, of which 0.0% or $0 is unfunded. As of December 31, 2024, the Fund had total Capital Commitments of $275.0 million, of which 41.5% or $114.0 million is unfunded.

Capital Commitments may be drawn down by the Fund on a pro rata basis, as needed (including for follow-on investments), for paying the Fund’s expenses, including fees under the Investment Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities. The following table summarizes the total units issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the years ended December 31, 2025, 2024 and for the period September 1, 2023 (commencement of operations) through December 31, 2023:

	For the year ended December 31, 2025
	Units	Amount
Class I	70,434,599	$114,000
Total capital drawdowns	70,434,599	$114,000

	For the year ended December 31, 2024
	Units	Amount
Common Units	109,180,952	$160,000
Total capital drawdowns	109,180,952	$160,000

	For the period ended December 31, 2023
	Units	Amount
Common Units	1,000,000	$1,000
Total capital drawdowns	1,000,000	$1,000

Distributions

The following table summarizes distributions declared during the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Distributions per Share	Total Distributions
12/29/2025	12/26/2025	1/30/2026	$0.14	$25,502,915

For the year ended December 31, 2024 and for the period September 1, 2023 (commencement of operations) through December 31, 2023, the Fund did not make any distributions.

Note 10. Earnings per unit

The following table sets forth the computation of basic and diluted earnings per unit for the years ended December 31, 2025, December 31, 2024 and for the period September 1, 2023 (commencement of operations) through December 31, 2023:

	For the year ended		For the period ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net increase (decrease) in net assets resulting from operations	$17,079	$7,980	$287
Weighted average units outstanding (basic and diluted) (1)	135,872,690	52,091,325	1,000,000
Increase in net assets resulting from operations per unit (basic and diluted) (1)	$0.13	$0.15	$0.29

(1)	The Fund completed a 5-for-1 stock split effective February 27, 2026, the weighted average units outstanding and per unit values have been adjusted retroactively to reflect the split for all periods presented.
109

Note 11. Tax Information

The Fund elected to be regulated as a BDC under the 1940 Act on December 19, 2025. In addition, for U.S. federal income tax purposes, the Fund intends to elect and qualify each taxable year hereafter, to be treated as a RIC under the Code, beginning with its fiscal year ending December 31, 2026. Income or loss earned by the Fund prior to the period in which it elected to be treated as a RIC is not attributable to the shareholders of the RIC.

Prior to the period in which the Fund elected to be treated as a RIC, Partners Group Lending Fund, LLC was classified as an association taxable as a Corporation for U.S. federal tax purposes. Partners Group BDC Finance I, LLC and Partners Group Revolver Pooling BDC, LLC are treated as disregarded entities and, as such, all activities at these entities shall be reported and taxed on Partners Group Lending Fund, LLC’s U.S. federal tax return. In accordance with U.S. federal tax laws, Partners Group Lending Fund, LLC’s taxable income is subject to federal taxes at a 21% rate and state taxes at a 0% rate.

The Fund has recorded $0 unrecognized tax benefits as of December 31, 2025, 2024 and 2023, and has not accrued any interest or penalties related to unrecognized tax benefits in income tax expense.

In evaluating the Fund’s ability to recover its deferred tax assets, the Fund considered all available positive and negative evidence. Due to the positive evidence of a deferred tax liability position, the Fund believes it is more likely than not that all deferred tax assets will be utilized, and no valuation allowance is needed.

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-09, Improvements to Income Tax Disclosures, which requires a tabular rate reconciliation that reconciles income tax attributable to continuing operations to the statutory federal income tax applied to the pre-tax income from continuing operations, including the nature and amount of significant reconciling items, and requires disclosure of additional disaggregated information on income taxes paid by jurisdiction. The Fund has adopted this update for the year ended December 31, 2025 on a prospective basis.

As of December 31, 2025, 2024 and for the period September 1, 2023 (commencement of operations) through December 31, 2023, for U.S. federal income tax purposes, the Fund’s aggregate unrealized appreciation and depreciation on its investments based on cost were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Tax Cost	$456,637	$326,737	$78,601
Gross unrealized appreciation	2,886	2,041	298
Gross unrealized depreciation	(1,177)	(313)	(49)
Net unrealized investment appreciation	$1,709	$1,728	$249

The tax cost of the Fund’s investments as of December 31, 2025, 2024 and 2023, approximates their amortized cost.

The Fund’s income tax provision consists of the following as of December 31, 2025, 2024 and 2023:

	December 31, 2025	December 31, 2024	December 31, 2023
Current Tax Expense (Benefit)
Federal	$4,714	$1,919	$29
State	—	—	—
Total Current Tax Expense (Benefit)	$4,714	$1,919	$29

Deferred Tax Expense (Benefit)
Federal	$41	$177	$47
State	—	—	—
Total Deferred Tax Expense (Benefit)	$41	$177	$47

Components of the Fund’s Deferred Tax Benefits and Expense as of December 31, 2025, 2024 and 2023, were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Deferred Income Tax Liabilities:
Unrealized Gain on Investments	$(357)	$(323)	$(47)
Subtotal Deferred Income Tax Liabilities	$(357)	$(323)	$(47)

Deferred Income Tax Assets:
Capitalized Organization Costs	$92	$99	$—
Subtotal Deferred Income Tax Assets	$92	$99	$—

Total Net Deferred Income Tax Asset (Liability)	$(265)	$(224)	$(47)

The Fund’s reported income taxes approximate the expected amount based on federal statutory rates for the years ended December 31, 2025, 2024 and for the period September 1, 2023 (commencement of operations) through December 31, 2023:

	December 31, 2025
	Amount	Percent
U.S. Federal Income Tax Expense At Statutory Rate	$4,670	21.00%
U.S. state income taxes (1)	—	—
Non-Taxable Or Non-Deductible Items
Other	85	0.38%
Total Current Tax Expense (Benefit)	$4,755	21.38%

As previously disclosed for the years ended December 31, 2024 and for the period September 1, 2023 (commencement of operations) through December 31, 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	December 31, 2024	December 31, 2023
Income (Loss) Before Income Taxes	$10,076	$363
Statutory Rate	21%	21%
Expected Current Tax Expense (Benefit) at Statutory Rate	$2,116	$76

Increase (Decrease) in Actual Tax Reported Resulting From:
States Taxes and Related Deductions	$—	$—
Other	—	—
Total Current Tax Expense (Benefit)	$2,116	$76

Income Tax Paid By Jurisdiction

December 31, 2025
U.S Federal	$2,018
U.S State(1)	—
Total Income Taxes Paid	$2,018

(1)	State cash tax paid is not applicable as there are no state filing requirements for the Fund as of December 31, 2025

For the tax year ended December 31, 2025, the Fund had $25.5 million in distributions declared, characterized as ordinary dividends. Due to the Fund's intention to elect and qualify as a RIC under the Code, beginning with its fiscal year ending December 31, 2026, the Fund did not have any distributable earnings on a tax basis as of December 31, 2025.

Note 12. Consolidated Financial Highlights

Below is the schedule of financial highlights of the Fund for the years ended December 31, 2025, 2024 and for the period from September 1, 2023 (commencement of operations) to December 31, 2023:

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the period ended December 31, 2023
Class I
Per Unit Data:(1)(2)(3)
Net asset value, beginning of period	$1.54	$1.29	$—
Issuance of units	—	0.07	1.00
Income from investment operations:
Net investment income (loss)	0.13	0.13	0.08
Net realized and unrealized gains (losses) on investments(4)	—	0.05	0.21
Net increase (decrease) in net assets resulting from operations	0.13	0.18	0.29
Distributions to members(5)	(0.14)	—	—
Total increase (decrease) in net assets	(0.01)	0.25	1.29
Net asset value, end of period(10)	$1.52	$1.54	$1.29
Units outstanding, end of period(3)	180,615,551	110,180,952	1,000,000
Total return based on NAV (6)	6.63%	4.95%	28.73	%(7)

Ratio/Supplemental Data:
Net assets, end of period	$274,843	$169,267	$1,287
Ratio of total expenses before incentive fees to average net assets	10.67%	23.59%	283.85	%(8)
Ratio of total expenses after incentive fees to average net assets	11.40%	24.70%	286.85	%(8)
Ratio of net investment income (loss) before waivers to average net assets	7.88%	8.43%	29.91	%(8)
Ratio of net investment income (loss) after waivers to average net assets	7.88%	8.43%	29.91	%(8)
Ratio of incentive fees to average net assets	0.73%	1.11%	3.00	%(7)
Portfolio turnover rate	23.98%	12.60%	0.49	%(7)
Asset coverage ratio(9)	221.61%	198.41%	102.20%

(1)	The per unit data was derived by using the weighted average units outstanding during the applicable period.
(2)	Ratios calculated with Net Assets excluding the Non-Controlling Interest.
(3)	The Fund completed a 5-for-1 stock split effective February 27, 2026, the per unit data and units outstanding have been adjusted retroactively to reflect the split for all periods presented.
(4)	Net realized and unrealized gains and losses per unit in this caption are balancing amounts necessary to reconcile the change in net asset value (“NAV”) per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statements of Operations due to unit transactions during the period.
(5)	The per unit data for distributions is the actual amount of distributions paid or payable per common unit outstanding during the entire period.
(6)	Total return based on NAV is calculated as the change in NAV per unit during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s dividend reinvestment plan.
(7)	Not annualized.
(8)	Annualized, except for incentive fees.
(9)	Asset coverage ratio is equal to (i) total assets, less liabilities excluding indebtedness represented by senior securities, divided by (ii) the aggregate amount of senior securities representing indebtedness at the end of the period.
(10)	Figures may not subtotal due to rounding

Note 13. Subsequent Events

The Fund’s management evaluated subsequent events through the date of issuance of these consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, these consolidated financial statements, except as discussed below.

On January 1, 2026, the Fund issued approximately 2,835 Class M Units (approximately, 14,177 Class M Units post the Stock Split), at an issuance price equal to the Fund’s net asset value per Unit as of December 31, 2025.

On January 30, 2026, the Fund paid a distribution on its Class I common units to unitholders of record as of the closing of business on December 26, 2025. The distribution was declared on December 29, 2025. Specific details are included within Note 9 – Net Assets.

On February 26, 2026, the Fund’s Board approved a 5:1 forward split of all of its issued and outstanding common units (the "Stock Split"). Unitholders of record as of February 26, 2026 received four additional units of each class of common unit for each unit held. The Stock Split was effective on February 27, 2026. As of February 27, 2026, the Fund had approximately 181,682,064 issued and outstanding Class I Units and approximately 48,421 issued and outstanding Class M Units.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our President and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report and determined that our disclosure controls and procedures are effective as of the end of the period covered by this Annual Report.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC.

Changes in Internal Control Over Financial Reporting

Management has not identified any changes in our internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Board and its Leadership Structure

Our business and affairs are managed under the direction of our Board. The responsibilities of the Board include, among other things, the oversight of our investment activities, oversight of our investment valuation process, oversight of our financing arrangements and corporate governance activities. With effect from the date of the Fund’s BDC election, the Board will have six members, four of whom are not “interested persons” of the Fund or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by our Board. We refer to these individuals as our Independent Directors. Our Board elects our executive officers, who serve at the discretion of the Board.

Directors

Information regarding the Board is as follows:

Name	Age	Position	Length of Time Served	Principal Occupation During Past 5 Years	Other Directorships Held by Directors
Interested Directors
Robert Collins	49	Director and President	Since 2025	Partner, Partners Group (2021-Present); Managing Director, Partners Group (2012-2021); Partners Group (2005-Present).	Manager, Partners Group Private Equity Fund, LLC; Manager, Partners Group Growth, LLC; Manager, Partners Group Next Generation Infrastructure, LLC
Lori Pomerantz	44	Director	Since 2025	Managing Director, Partners Group (2023-Present); Goldman Sachs Asset Management (2015-2023).	None
Independent Directors
James F. Munsell	84	Director	Since 2025	Senior Counsel, Cleary Gottlieb Steen & Hamilton LLP (2001-Present); Senior Managing Director, Brock Capital Group LLC (2008-2023).	Manager, Partners Group Private Equity Fund, LLC; Manager, Partners Group Growth, LLC; Manager, Partners Group Next Generation Infrastructure, LLC
L. Randolph Hood	69	Director	Since 2025	Retired; Managing Director and Chief Investment Officer (CIO Emeritus from 2014-2015), ERISA Plans, Prudential Insurance Company of America (2002-2015).	Manager, Partners Group Private Equity Fund, LLC; Manager, Partners Group Growth, LLC; Manager, Partners Group Next Generation Infrastructure, LLC
Stephen G. Ryan	66	Director	Since 2025	Vincent C. Ross Professor of Accounting, Stern School of Business, New York University (1990-Present).	Manager, Partners Group Private Equity Fund, LLC; Manager, Partners Group Growth, LLC; Manager, Partners Group Next Generation Infrastructure, LLC
Thomas M. Fortin	62	Director	Since 2025	Retired; Managing Partner and Chief Information Officer (2021-2024) and Managing Partner and Chief Operating Officer (2017-2021) of iCapital, Inc.	Manager, Partners Group Private Equity Fund, LLC; Manager, Partners Group Growth, LLC; Manager, Partners Group Next Generation Infrastructure, LLC
Ruth S. Goodstein	65	Director	Since 2026	Founding partner of Lower Loop Partners, LLC (since 2025) and Chief Operating Officer of Macquarie Asset Management Wealth Solutions (2022-2025)	Independent Director, VistaOne and CVC-PEF; Manager, Partners Group Private Equity Fund, LLC; Manager, Partners Group Growth, LLC; Manager, Partners Group Next Generation Infrastructure, LLC

The address for each Director is Partners Group Lending Fund, LLC c/o Partners Group (USA) Inc., 1114 Avenue of the Americas, 37th Floor, New York, NY 10036.

Executive Officers Who are Not Directors

Information regarding our executive officers who are not Directors is as follows:

Name	Age	Position	Length of Time Served	Principal Occupation During Past 5 Years
Brian Igoe	38	Chief Financial Officer	Since 2025	Vice President, Partners Group (2015-Present).
Daniel Whitcomb	52	Chief Compliance Officer	Since 2025	Manager, DJ Whitcomb LLC (2024-Present); Chief Compliance Officer, ACA Group (2023-2024); Director, Alpha Financial Markets Consulting Group Limited (2021-2023)
Vilma DeVooght	48	Secretary	Since 2025	Compliance, Partners Group (USA) Inc. (2021 - Present); Senior Counsel, ALPS Fund Services, Inc. (2014-2021).
Helen Flood	42	Chief Operating Officer	Since 2025	Partners Group (2014-Present).

The address for each executive officer is Partners Group Lending Fund, LLC c/o Partners Group (USA) Inc., 1114 Avenue of the Americas, 37th Floor, New York, NY 10036.

Biographical Information

The following is information concerning the business experience of our Board and executive officers. Our Directors have been divided into two groups—Interested Directors and Independent Directors. Interested Directors are “interested persons” as defined in the 1940 Act.

Interested Directors

Robert Collins

Robert Collins is Head of Private Wealth US, and a member of the Global Executive Board. He leads Partners Group’s US private wealth and defined contribution practice and is President, Portfolio Manager and a Member of the Board of Managers of Partners Group Private Equity Fund, LLC. He also chairs Partners Group’s Investment Committee. Robert joined the firm in 2005 as a member of the Private Equity investment team and has over 25 years of industry experience. Prior to joining Partners Group, he worked at UBS Warburg and Salomon Smith Barney. Robert holds an MBA from the Johnson School at Cornell University, where he was a Roy H. Park Leadership Fellow, and a BA from Tulane University, where he majored in economics and history. He is a CFA charterholder.

Lori Pomerantz

Lori Pomerantz is a Managing Director and the Global Head of Business Development and Asset Class Experts for the Private Credit business unit, based in New York. She has been with Partners Group since 2023 and has over 22 years of industry experience. Before joining Partners Group, Lori spent eight years at Goldman Sachs Asset Management, most recently as a Managing Director leading the Corporate Credit Lead Portfolio Management team and the commercial efforts for the broadly syndicated loan, high yield and opportunistic credit strategies. Prior to this role, she spearheaded long-only fixed income manager selection within Goldman’s Alternative Investments and Manager Selection (AIMS) business and spent 12 years as a high yield and broadly syndicated loan credit analyst at BNP Paribas, Macquarie Capital, Citigroup and Lehman Brothers. Lori earned a BBA, with a dual concentration in Finance and Accounting, from the Ross School of Business at the University of Michigan.

Independent Directors

James F. Munsell

James F. Munsell is a Senior Counsel at Clearly Gotlieb since 2001 and was also Senior Managing Director, Brock Capital Group LLC from 2008 to 2023. Mr. Munsell’s practice focused on domestic and international financial and corporate matters, including mergers and acquisitions, joint ventures, workouts and restructurings and bank and other financings. He also has extensive experience in public and private capital markets transactions, including mortgage and other asset securitizations, representing issuers as well as underwriters. Mr. Munsell joined Cleary Gottlieb Steen & Hamilton in 1969 and became a partner in 1976. From 1973 to 1977 he was resident in the London office, and from 1980 to 1983 in the Hong Kong office. Mr. Munsell has a masters of International Affairs from Columbia University, an LL.B. degree, cum laude, from Harvard Law School and an undergraduate degree in Engineering Physics, with distinction, from Cornell University.

L. Randolph Hood

L. Randolph Hood is a retired executive and was the Managing Director and Chief Investment Officer of ERISA Plans at Prudential Insurance Company of America from 2002 to 2015. Mr. Hood has more than 40 years of investment management experience. He is a CFA charter holder.

Stephen G. Ryan

Stephen G. Ryan is the Vincent C. Ross Professor of Accounting at New York University Stern School of Business. Professor Ryan has been at Stern since 1990. Before joining Stern, Professor Ryan worked at Yale School of Organization and Management and Bain and Company. Professor Ryan served on the Financial Accounting Standards Advisory Council, the advisory body for the Financial Accounting Standards Board, from 2000-2003. He has also served on the Financial Accounting Standards Board’s Liabilities and Equity Resource and Financial Institutions Advisory groups and chaired the American Accounting Association’s Financial Accounting Standards and Financial Reporting Issues Conference committees. Professor Ryan served on the Federal Reserve Bank of New York’s Financial Advisory Roundtable from 2012-2018. Professor Ryan’s served as an editor of the Review of Accounting Studies from 2006-2011 and as a guest editor for the Journal of Accounting Research from 2015-2018. He currently serves on the editorial boards of the Journal of Accounting and Economics and Review of Accounting Studies. Professor Ryan received his Bachelor of Arts from Dartmouth College and his Doctor of Philosophy in business from Stanford University.

Thomas M. Fortin

Thomas M. Fortin is a retired executive, most recently the Managing Partner and Chief Information Officer of iCapital, Inc., a financial technology platform company, from 2021 to 2024. Prior to that, he was Chief Operating Officer of iCapital from 2017 to 2021. Mr. Fortin also spent over fifteen years with BlackRock, Inc. in positions of increasing responsibility, including as Head of Retail Technology in the BlackRock Solutions group, where he was responsible for the strategy, design, and development of retail sales enablement and digital distribution solutions. Mr. Fortin has an MBA in Finance from New York University and a Bachelor of Science in Electrical Engineering from Columbia.

Ruth S. Goodstein

Ms. Goodstein is the founding partner of Lower Loop Partners, LLC, a consulting firm launched in 2025. She currently serves as an Independent Director of VistaOne and CVC-PEF. Previously, Ms. Goodstein served as Chief Operating Officer of Macquarie Asset Management Wealth Solutions between 2022 and 2025. Ms. Goodstein joined Macquarie Asset Management as part of Macquarie’s 2022 acquisition of Central Park Group, where she was Chief Operating Officer for over 15 years. Ms. Goodstein has more than 25 years of experience in the financial services industry. Prior to joining Central Park Group in 2006, Ms. Goodstein served as Chief Operating Officer of Robeco-Sage Capital, an institutional hedge fund-of-funds firm. Before that, she was a Senior Vice President in the UBS Financial Services Alternative Investment Group, where she was responsible for overseeing product development, product management, and marketing. Prior to this, Ms. Goodstein held legal and compliance roles at J.P. Morgan Investment Management Bankers Trust Company and Oppenheimer & Co. Ms. Goodstein graduated from Cornell University and earned her juris doctor degree from Brooklyn Law School. Ms. Goodstein has served on NASD District 10 and has been a speaker at industry conferences.

Executive Officers Who Are Not Directors

Brian Igoe

Brian Igoe has been our Chief Financial Officer since 2025. Mr. Igoe has also served as Chief Financial Officer of Partners Group Private Equity Fund since July 2022 and as Vice President, Private Wealth Structuring for Partners Group since January 2023. Prior to these positions, Mr. Igoe held positions of increasing responsibility with Partners Group since 2015.

Daniel Whitcomb

Daniel Whitcomb has been our Chief Compliance Officer since 2025. Mr. Whitcomb is the founder and operator of DJ Whitcomb, LLC, a compliance and consulting advisory business for investment management services, since 2024.

Vilma DeVooght

Vilma DeVooght has served as our Secretary since 2025. Ms. DeVooght has also served as a Compliance Lead for Partners Group (USA) Inc. since 2025 and previously served as Senior Compliance Officer for Partners Group (USA) Inc. since 2021. Prior to this, she served as Senior Counsel for ALPS Fund Services, Inc., an investment management firm, from 2014 to 2021.

Helen Flood

Helen Flood has been our Chief Operating Officer since 2025. Ms. Flood has also served as the Head of Fund Operations for Partners Group since 2014. Prior to this, she served as Investor Services Supervisor for BNY Mellon, an investment banking firm, from 2007 to 2014.

Communications with Directors

Unitholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual Director or any group or committee of Directors, correspondence should be addressed to the Board or any such individual Director or group or committee of Directors by either name or title. All such correspondence should be sent to Partners Group Lending Fund, LLC, 1114 Avenue of the Americas, 37th Floor, New York, NY 10036, Attention: Chief Compliance Officer.

Committees of the Board

The Board has established an Audit Committee and a Nominating Committee. We do not have a compensation committee because, except for the compensation payable to our Chief Compliance Officer, our executive officers do not receive any direct compensation from us. We require each Director to make a diligent effort to attend all Board and committee meetings as well as any meeting of our unitholders.

Audit Committee.

The audit committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the audit committee. The primary function of the audit committee is to serve as an independent and objective party to assist the Board in selecting, engaging and discharging our independent registered public accounting firm, reviewing the plans, scope and results of the audit engagement with our independent registered public accounting firm, approving professional services provided by our independent registered public accounting firm (including compensation therefore), reviewing the independence of our independent registered public accounting firm and reviewing the adequacy of our internal controls over financial reporting. The audit committee will also have principal oversight of the valuation process used to establish the Fund’s NAV and for the determination of the fair value of each of our investments. The audit committee is presently composed of four persons, including James F. Munsell, L. Randolph Hood, Stephen G. Ryan, and Thomas M. Fortin, all of whom are considered independent for purposes of the 1940 Act. Stephen G. Ryan serves as the chair of the audit committee. Our Board has determined that Stephen G. Ryan qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act. Each of the members of the audit committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Fund or of the Adviser as defined in Section 2(a)(19) of the 1940 Act.

A copy of the charter of the audit committee is available in print to any unitholder who requests it.

Nominating Committee.

The nominating committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the nominating committee. The primary function of the nominating committee is to nominate candidates to be appointed by the Board to fill vacancies and for nominated candidates to be presented to unitholders for election. The nominating committee is presently composed of five persons, including James F. Munsell, L. Randolph Hood, Stephen G. Ryan, Thomas M. Fortin, and Ruth S. Goodstein, all of whom are considered independent for purposes of the 1940 Act. L. Randolph Hood serves as the chair of the nominating committee.

A copy of the charter of the nominating committee is available in print to any unitholder who requests it.

Portfolio Management

Partners Group (USA), Inc. serves as our investment adviser. The Adviser is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our Board of Directors, the Adviser will manage the day-to-day operations of, and provide investment advisory services to, the Fund.

Investment Personnel

The management of our investment portfolio is the responsibility of the Adviser’s Investment Committee. Biographical information relating to the Investment Committee members can be found further below.

Investment Committee

Investment opportunities and follow-on investments in existing Portfolio Companies will generally require approval of the Investment Committee. The Investment Committee will meet regularly to consider our private markets investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Investment Committee reviews and determines whether to make prospective private markets investments identified by the Adviser and monitors the performance of our investment portfolio. The day-to-day management of private markets investments approved by the Investment Committee will be overseen by the Adviser’s investment personnel.

Members of the Investment Committee

Robert Collins

Robert Collins is Head of Private Wealth US and a member of the Global Executive Board. He leads Partners Group’s US private wealth and defined contribution practice and is President, Portfolio Manager and Member of the Board of Managers of Partners Group Private Equity Fund, LLC. He also chairs Partners Group’s Investment Committee. Robert joined the firm in 2005 as a member of the Private Equity investment team and has over 25 years of industry experience. Prior to joining Partners Group, he worked at UBS Warburg and Salomon Smith Barney. Robert holds an MBA from the Johnson School at Cornell University, where he was a Roy H. Park Leadership Fellow, and a BA from Tulane University, where he majored in economics and history. He is a CFA charterholder.

Adam Howarth

Adam Howarth is Regional Head of Portfolio Management for the Americas, based in Denver. He was previously the Co-Head Private Equity Integrated Investments Americas. He is also a member of Partners Group’s private equity integrated investment committee. He has been with Partners Group since 2007 and has over 20 years of industry experience. Prior to joining Partners Group, he worked at HarbourVest Partners, LLC. He holds a BA from Trinity College and an MBA from the New York University Stern School of Business.

Sujit John

Sujit John is part of the Private Equity Health and Life business unit, based in New York. He is a member of the Adviser’s Investment Committee and the Health and Life Vertical Investment Committee. He is also a member of the Board of Directors of the firm’s portfolio companies Axia Women’s Health, LLC, Blue River PetCare and PCI Pharma Services. He has been with Partners Group since 2012 and has 20 years of industry experience. Prior to joining Partners Group, he worked at WestView Capital Partners, Arlington Capital Partners and Citigroup Global Markets. He holds a bachelor’s degree in management from Boston College, Massachusetts, USA.

Robin Shelley

Robin Shelley is a Managing Director on the Private Equity Partnership Investments team of Partners Group in New York. He is a member of the PG USA, Private Equity secondaries, and Private Equity co-investments investment committees and serves on the Board of Directors of the firm’s impact foundation. He has been with Partners Group since 2012 and has over 16 years of industry experience. Prior to joining the firm, he worked in private equity at a family office in Geneva and in M&A at Hawkpoint Partners in London. He holds a BSc in Economics from the University of Bristol.

Anthony Shontz

Anthony Shontz is Global Head of Private Equity Partnership Investments. He is a member of Partners Group’s private equity partnership investment committee as well as the global investment committee. He has been with Partners Group since 2007 and has over 20 years of industry experience. Prior to joining Partners Group, he worked at Pacific Private Capital and Prudential Capital Group. He holds an MBA from the Kellogg School of Management at Northwestern University and an undergraduate degree from Brigham Young University.

Thomas Stein

Tom Stein is Head of Private Credit in the Americas, based in New York. He is Chairman of the Private Credit US Investment Committee, Co-Chairman of the Global Direct Credit Investment Committee and a member of the Private Credit Europe and PG USA Investment Committee. He has been with Partners Group since 2018 and has over 30 years of industry experience. Prior to joining Partners Group, he worked at Guggenheim, Goldman Sachs, Wells Fargo, and Bank of America. He holds an MBA from the University of Chicago Booth School of Business and a bachelor’s degree in economics from the University of Santa Clara.

US Liquid Credit Management Team

The day-to-day management of our liquid credit investments is the responsibility of the Adviser’s US Liquid Credit Team Management Team. Biographical information relating to the US Liquid Credit Management Team members can be found below.

Marisa Chen

Marisa Chen is Head of Structure Issuance in the Liquid Credit business unit, based in New York. She is a member of the Structured Liquid Credit Investment Committee and has 12 years of industry experience. Prior to joining Partners Group, she worked at Bank of America Merrill Lynch. She holds a master’s degree in Business Administration from INSEAD and a bachelor’s from Cornell University.

Mark Hempling

Mark Hempfling is part of the Liquid Credit business unit, based in New York. He is a member of the Global Liquid Credit Investment Committee as a voting regional specialist. He has over 25 years of industry experience. Prior to joining Partners Group in 2018, he was a Principal and a senior research analyst at Blackstone Credit (f/k/a GSO Capital Partners) from 2007 through 2017 where he evaluated broadly syndicated loan and high yield investment opportunities across multiple industries. Before Blackstone, Mark spent eight years at General Electric, graduating from the company’s Financial Management Program, followed by roles in Sponsor Finance and Fixed Income. He holds a bachelor’s degree in Finance from the University of Wisconsin-Madison.

Maurus Maissen

Maurus Maissen is part of the Liquid Credit business unit, based in New York. He is a member of the Adviser’s Liquid Credit Management Team. He has over 20 years of industry experience. Prior to joining Partners Group, he worked at Aberdeen Asset Management and McKinsey & Company. He holds a Master of Science from the Swiss Federal Institute of Technology Zurich (ETH Zurich) and an MBA from Columbia Business School.

Joshua Moskow

Joshua Moskow is a Senior Portfolio Manager in the Liquid Credit business unit, based in New York. He is a member of the Adviser’s Liquid Credit Management Team and has 18 years of industry experience. Prior to joining Partners Group, he worked at Assured Investment Management (f/k/a BlueMountain Capital). He holds a Bachelor of Science in Economics, Magna Cum Laude from New York University’s Stern School of Business and is a CFA charter holder.

Jonathan Rothburd

Jonathan Rothburd is part of the Liquid Credit business unit, based in New York. He is a member of the Global Liquid Credit Investment Committee as a US regional standing member. He has been with Partners Group since 2013. Prior to joining Partners Group, he worked in investment banking at UBS and investment research at MetLife Investments. He holds an MBA from the University of Virginia Darden School of Business, USA.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the disclosure requirements of Item 405 of SEC Regulation S-K require that our directors and executive officers, and any persons holding more than 10% of any class of our equity securities report their ownership of such equity securities and any subsequent changes in that ownership to the SEC and to us.

Based solely on a review of such reports furnished to us by our executive officers, directors and greater than 10% beneficial owners, we believe that during the fiscal year ended December 31, 2025 a Form 3 for Australian Retirement Trust Pty Ltd was filed one day late due to a delay in obtaining EDGAR codes.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics (“Code of Ethics”) pursuant to Rule 17j-1 under the 1940 Act that, among other matters, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy this code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Insider Trading Policy

The Company has an insider trading policy governing the purchase, sale, and other disposition of our securities by our directors, officers, and employees. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations. The policy prohibits trading by an “insider” while in possession of material non-public information, trading by a non-insider while in possession of material non-public information where the information either was disclosed to the non-insider in violation of an insider’s duty to keep it confidential or was misappropriated, and communicating material non-public information to others. A copy of our insider trading policy is included in the Code of Ethics filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 11. Executive Compensation

Compensation of Executive Officers

None of our executive officers, with the exception of our Chief Compliance Officer, receive any direct compensation from the Fund within the scope of Item 402 of Regulation S-K.

Compensation of Directors

Our Directors who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in the Board and committee meetings and annual fees for serving as a committee chairperson. These Directors are James F. Munsell, L. Randolph Hood, Stephen G. Ryan, Thomas M. Fortin, and Ruth S. Goodstein. Amounts payable under the arrangement are determined and paid quarterly in arrears as follows:

			Annual Committee Chair Cash Fee
Annual Cash Fee	Board Meeting Fee	Committee Meeting Fee	Audit	Nominating
$40,000	$0	$0	$10,000	$10,000

Each independent director who is not a committee or board chairperson also receives an additional $10,000 annual cash fee. We also reimburse each of the Directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Board meeting and each committee meeting not held concurrently with a Board meeting.

We will not pay compensation to our Directors who also serve in an executive officer capacity for us or the Adviser or its affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of February 27, 2026, information with respect to the beneficial ownership of our Common Units by:

●	each person known to us to be expected to beneficially own more than 5% of the outstanding Common Units;

●	each of our Directors and each executive officer; and

●	all of our Directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no Common Units subject to options that are currently exercisable or exercisable within 60 days of the offering.

Common Units Beneficially Owned
Name and Address	Number	Percentage
Interested Directors
Robert Collins	—	—
Lori Pomerantz	—	—
Independent Directors(1)
James F. Munsell	—	—
L. Randolph Hood	—	—
Stephen G. Ryan	—	—
Thomas M. Fortin	—	—
Ruth S. Goodstein*	—	—
Executive Officers who are not Directors(1)
Brian J. Igoe	—	—
Daniel Whitcomb	—	—
Vilma DeVooght	—	—
Helen Flood	—	—
All officers and Directors as a group (11 persons)	—	—

*	Ms. Goodstein was appointed to the Board on March 3, 2026 and is included here for informational purposes.

	Common Units Beneficially Owned
Name and Address	Number	Percentage
5% Owners
Australian Retirement Trust Pty Ltd. as trustee for Australian Retirement Trust(2)	164,195,955	90.35%
Partners Group Finance USD IC Limited(3)	17,486,109	9.62%

*	Less than 1%.
(1)	The address for all of the Fund’s officers and Directors is c/o Partners Group (USA) Inc., 1114 Avenue of the Americas, 37th Floor, New York, NY 10036.
(2)	The address for Australian Retirement Trust Pty Ltd is Australian Retirement Trust, GPO Box 2924, Brisbane QLD 4001.
(3)	The address for Partners Group Finance USD IC Limited is c/o Partners Group (USA) Inc., 1114 Avenue of the Americas, 37th Floor, New York, NY 10036.

The following table sets forth the dollar range of our equity securities as of February 27, 2026.

Name and Address	Dollar Range of Equity Securities in Fund(1)(2)
Interested Directors
Robert Collins	None
Lori Pomerantz	None
Independent Directors(1)
James F. Munsell	None
L. Randolph Hood	None
Stephen G. Ryan	None
Thomas M. Fortin	None
Ruth S. Goodstein*	None
Executive Officers who are not Directors(1)
Brian J. Igoe	None
Daniel Whitcomb	None
Vilma DeVooght	None
Helen Flood	None

(1)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.
(2)	The dollar ranges of equity securities beneficially owned are: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000 or over $100,000.
*	Ms. Goodstein was appointed to the Board on March 3, 2026 and is included here for informational purposes.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The Fund entered into a number of business relationships with affiliated or related parties, including the Amended and Restated Investment Advisory Agreement and the Master Administrative Services Agreement. Various potential and actual conflicts of interest may arise from the overall investment activities of the Adviser and the Fund for their own accounts and for the accounts of others. The conflicts of interest that may be encountered by the Fund include those discussed below and elsewhere throughout this Annual Report, although such discussions do not describe all of the conflicts that may be faced by the Fund. Dealing with conflicts of interest is complex and difficult, and new and different types of conflicts may subsequently arise.

In serving in these multiple capacities, the Adviser and its personnel have obligations to other clients or investors in those entities, the fulfillment of which could conflict with the best interests of the Fund or our unitholders. The allocation of time and focus by personnel of the Adviser and its affiliates to these existing Portfolio Company investments held by other funds and accounts could reduce the time that such individuals have available to spend on our investing activities.

Subject to certain 1940 Act restrictions on co-investments with affiliates, the Adviser will offer us the right to participate in all investment opportunities that it determines are appropriate for us in view of our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other relevant factors. Such offers are subject to the exception that, in accordance with the Adviser’s code of ethics and firm-wide allocation policies, we might not participate in each individual opportunity but will, on an overall basis, be entitled to participate equitably with other entities sponsored or managed by the Adviser and its affiliates over time.

The Adviser and its affiliates have both subjective and objective policies and procedures in place that are designed to manage the potential conflicts of interest between the Adviser’s fiduciary obligations to us and its similar fiduciary obligations to other clients. To the extent that we compete with entities sponsored or managed by the Adviser or its affiliates for a particular investment opportunity, the Adviser will allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with (1) internal firm-wide conflict of interest and allocation policies, (2) the requirements of the Advisers Act and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates. Firm-wide allocation policies are intended to ensure that, over time, we generally share equitably with Other Accounts sponsored or managed by the Adviser or its affiliates in investment opportunities, particularly those involving a security with limited supply or involving differing classes of securities of the same issuer that are suitable for us and such Other Accounts. There can be no assurance that the Adviser or its affiliates’ efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Not all conflicts of interest can be expected to be resolved in our favor.

Potential Conflicts of Interest

Introduction

The following inherent or potential conflicts of interest should be considered by prospective investors before subscribing for the Common Units.

Relationship among the Fund, the Adviser and the Investment Committee. The Adviser has a conflict of interest between its responsibility to act in the best interests of the Fund, on the one hand, and any benefit, monetary or otherwise, that results to it or its affiliates from the operation of the Fund, on the other hand. For example, the Adviser may be incentivized not to permanently write down or write off or dispose of an investment that has poor prospects for improvement in order to receive ongoing management fees in respect of such investment.

The functions performed by the Adviser are not exclusive. The officers and employees of the Adviser and its affiliates will devote such time as the Adviser deems necessary to carry out the operations of the Fund effectively. The Adviser and its affiliates have rendered in the past and will continue to render in the future various services to others (including investment vehicles and accounts which have the ability to participate in similar types of investments as those of the Fund) and perform a variety of other functions that are unrelated to the management of the Fund and the selection and acquisition of the Fund’s investments.

Without limiting the generality of the foregoing, the members of the Partners Group platform will invest for their own accounts and manage accounts for other individuals or entities, including entities in which the members of the Partners Group platform or their directors or employees may hold an interest, either directly in managed accounts or indirectly through investments in private investment entities. Any of such accounts will pay different fees, invest with leverage or utilize different investment strategies than the Fund. In addition, the Fund may enter into transactions with such accounts, and the members of the Partners Group platform may invest in the same securities and instruments on behalf of such accounts that the Fund invests in. The members of the Partners Group platform or their personnel will have income or other incentives to favor such accounts. The records of any such investments by members of the Partners Group platform will not be open to inspection by unitholders. The Adviser and Partners Group, however, will not knowingly or deliberately favor any such accounts over the Fund in its dealings on behalf of such accounts.

In addition, members of the Partners Group platform, including employees of Partners Group or its affiliates, may make personal investments in third-party entities (directly or through investment funds managed by third-party managers). Such entities may enter into transactions with the Fund, presenting a conflict of interest for the Adviser and Partners Group between acting in the best interests of the Fund and enhancing the returns of such personal investments.

Partners Group and the Fund may work with sourcing, operating and/or joint venture partners. Sourcing, operating and joint venture partners are independent contractors engaged for particular purposes in connection with the Fund and/or certain of its projects, and are not part of the Partners Group platform.

Co-Investment Transactions. The Fund has received exemptive relief from the SEC, which permits the Fund to co-invest with certain other persons, including certain affiliated accounts managed and controlled by the Adviser or its affiliates. Subject to the 1940 Act and the conditions of the co-investment order issued by the SEC, the Fund will be permitted, under certain circumstances, to co-invest with certain affiliated accounts in investments that are suitable for the Fund and one or more of such affiliated accounts. Even if the Fund and any such affiliated account co-invest in the same securities, conflicts of interest may still arise. If the Adviser is presented with co-investment opportunities that generally fall within the Fund’s investment objective and strategies and those of one or more affiliated accounts advised by the Adviser or its affiliates, whether focused on a debt strategy or otherwise, the Adviser will allocate such opportunities among the Fund and such affiliated accounts in a manner consistent with the exemptive order and firm-wide allocation policies and procedures.

To the extent consistent with applicable law and/or the potential exemptive relief issued to the Fund, in addition to such co-investments, the Fund and Partners Group or an affiliated account may, as part of unrelated transactions, invest in either the same or different tiers of a portfolio company’s capital structure or in an affiliate of such portfolio company. To the extent the Fund holds investments in the same Portfolio Company or in an affiliate thereof that are different (including with respect to their relative seniority) than those held by Partners Group or an affiliated account, the Adviser may be presented with decisions when the interests of the two co-investors are in conflict. If the Portfolio Company in which the Fund has an equity or debt investment and in which an affiliated account has an equity or debt investment elsewhere in the portfolio company’s capital structure, becomes distressed or defaults on its obligations under the private credit investment, the Adviser may have conflicting loyalties between its duties to the affiliated account, the Fund, certain of its other affiliates and the portfolio company. In that regard, actions may be taken for such affiliated account that are adverse to the Fund, or actions may or may not be taken by the Fund due to such affiliated account’s investment, which action or failure to act may be adverse to the Fund. In addition, it is possible that in a bankruptcy proceeding, the Fund’s interest may be adversely affected by virtue of such affiliated account’s involvement and actions relating to its investment. Decisions about what action should be taken in a troubled situation, including whether to enforce claims, whether to advocate or initiate restructuring or liquidation inside or outside of bankruptcy and the terms of any work-out or restructuring, raise conflicts of interest. In those circumstances where the Fund and such affiliated accounts hold investments in different classes of a company’s debt or equity, the Adviser and Partners Group may also, to the fullest extent permitted by applicable law, take steps to reduce the potential for adversity between the Fund and such affiliated accounts, including causing the Fund to take certain actions that, in the absence of such conflict, it would not take, such as (A) remaining passive in a restructuring or similar situations (including electing not to vote or voting pro rata with other security-holders), (B) divesting investments or (C) otherwise taking action designed to reduce adversity.

Declining an Investment. The Adviser may decline an investment opportunity on behalf of the Fund to the extent the Adviser determines, in its discretion, that such investment may (a) have reputational considerations for the unitholders, the Adviser or the Fund, (b) implicate considerations under the Adviser’s or a unitholder’s environmental, social and corporate governance policy, (c) to the Adviser’s knowledge, have been the subject of concern or controversy among financial institutions, institutional investors or the public or (d) give rise to other similar considerations. In certain cases, such an investment may be allocated to other Partners Group platform members’ accounts that have consented to the investment or do not, in the Adviser’s discretion, have such considerations, in lieu of the investment being allocated to the Fund. See also “– Competition among the Accounts Managed by the Adviser and Its Affiliates.” below.

Conflicts of Interest Generally. If any matter arises that the Adviser determines in its good faith judgment constitutes an actual conflict of interest, the Adviser will take such actions as it determines in good faith may be necessary or appropriate to ameliorate the conflict (and upon taking such actions, the Adviser will be relieved of any liability for such conflict to the fullest extent permitted by law and shall be deemed to have satisfied applicable fiduciary duties related thereto to the fullest extent permitted by law). These actions include, by way of example and without limitation, (i) disposing of the investment or refraining from making the investment giving rise to the conflict of interest; (ii) appointing an independent fiduciary to act with respect to the matter giving rise to the conflict of interest; (iii) in connection with a matter giving rise to a conflict of interest with respect to an investment, consulting with the Board regarding the conflict of interest and/or obtaining a waiver or consent from the Board of the conflict of interest or acting in a manner, or pursuant to standards or procedures, approved by or disclosed to the Board with respect to such conflict of interest; (iv) disclosing the conflict to the unitholders; (v) implementing certain policies and procedures designed to ameliorate such conflict of interest or (vi) remaining passive and/or electing not to be the lead investor of a tranche of securities (even though the Fund may hold the largest stake in the applicable tranche of securities). There can be no assurance that the Adviser will identify or resolve all conflicts of interest in a manner that is favorable to the Fund. By acquiring Common Units in the Fund, each unitholder will be deemed to have acknowledged and consented to the existence or resolution of any such actual, apparent or potential conflicts of interest and to have waived any claim with respect to any liability arising from the existence of any such conflict of interest. For the avoidance of doubt, in some cases after evaluating such conflict or potential conflict, the Adviser may determine that no action is required, or that taking action may be adverse to the interests of the Fund or the Partners Group platform.

Competition among the Accounts Managed by the Adviser and Its Affiliates. Partners Group is actively engaged in advisory and management services for members of the Partners Group platform. Those activities also include managing assets of employee benefit plans that are subject to ERISA and related regulations. Partners Group expects to sponsor or manage additional collective investment vehicles and managed accounts in the future. Partners Group may employ the same or different investment strategies for the various member of the Partners Group platform it manages or otherwise advises. Investment opportunities that may potentially be appropriate for the Fund are generally expected to also be appropriate for other members of the Partners Group platform, and such members of the Partners Group platform will compete with the Fund for positions and may compensate the other members of the Partners Group platform better than the Fund. Investments which are within the investment objective of the Fund may be allocated to other members of the Partners Group platform, and there is no assurance that the Fund will be allocated those investments it wishes to pursue. In addition, unitholders should note that certain other members of the Partners Group platform are expected to use ranging degrees of leverage, often on different terms with different counterparties, be subject to different fee structures and/or liquidity terms and focus on different investments than the Fund. Investments of such other members of the Partners Group platform and the Fund may not be parallel for such and various other reasons, including different inflows and outflows of capital, variations in strategy, liquidity terms, governmental limitations on investment and other differences. The results of the investment activities of the Fund may differ significantly from the results achieved by the other members of the Partners Group platform that implement the same or a similar investment strategy as the Fund.

Under certain circumstances, the Fund may invest in connection with a transaction in which other members of the Partners Group platform have already invested or are expected to invest. Under other circumstances, the other members of the Partners Group platform may invest in a Portfolio Company in which the Fund has already invested or is expected to invest as well as investing in the Fund itself. Where an investment is allocated among the Fund as well as one or more of the other members of the Partners Group platform, such investment opportunity is expected to be allocated based on one or more factors which may include each entity’s capital available for investment, available leverage, structure of the investment (including whether a delayed-draw investment, revolver or line of credit is part of, and/or cannot be separated from such investment), applicable concentration limits and investment guidelines and restrictions, investment objectives, investment strategies, whether the investment represents a follow-on investment for one or more of the entities, the nature and size of existing portfolio holdings, expected investment pipeline, size of the investment opportunity, portfolio cash positions, risk/return objectives (and availability or expected availability of leverage for certain investments to meet such investment objectives), liquidity constraints (including the applicable wind-down and ramp-up periods, remaining investment period and termination or redemption terms), round-lot position size, availability of credit facilities or counterparty relationships needed to effect the transaction, legal, tax, regulatory or other considerations and/or management of potential or actual conflicts of interest by the Adviser. To the extent permitted by applicable law and the terms of the co-investment exemptive relief, (as applicable), the Fund may also partner with other entities in which the Partners Group platform hold an investment or with which the Partners Group platform has a significant business relationship.

To the extent permitted by applicable law and the terms of the co-investment exemptive relief, (as applicable), where the Fund invests in the same issuer as another Partners Group platform member, the terms of the Fund’s investment, including the type of instrument purchased, may be different from the terms of the other members of the Partners Group platform’s investments or the type of instrument the other members of the Partners Group platform purchases. The members of the Partners Group platform may be given certain governance or other rights or may be subject to terms and conditions that are more favorable than those applicable to the Fund. Conflicts could arise after the other members of the Partners Group platform, on the one hand, and the Fund, on the other hand, make investments in the same issuer with respect to the issuer’s strategy, growth and financing alternatives and with respect to the manner and timing of the Fund’s exit from the investment compared to the other Partners Group platform’s members’ exit. The other members of the Partners Group platform may make decisions that are more beneficial to themselves than to the Fund. Further, investments may benefit one or more of the other members of the Partners Group platform disproportionately to their benefit to the Fund. Conversely, the interests of one or more of the other members of the Partners Group platform in one or more investments may, in the future, be adverse to that of the Fund, and the Adviser may be incentivized not to undertake certain actions on behalf of the Fund in connection with such investments, including the exercise of certain rights the Fund may have, in view of the investment by the other members of the Partners Group platform in such investments.

In addition, to the extent permitted by applicable law and the terms of the co-investment exemptive relief, (as applicable), a member of the Partners Group platform and one or more other members of the Partners Group platform (including the Fund), expect to invest, from time to time, in different instruments or classes of securities of the same issuer, including where the Fund and/or any other members of the Partners Group platform controls the majority of such instrument or class of securities. For example, the Fund expects to invest in the senior debt of an issuer where the strategic investment partners family of funds holds, or subsequently invests in, subordinated debt of such issuer. As a result, one or more member of the Partners Group platform may have different investment objectives or pursue or enforce rights with respect to a particular issuer in which the Fund has invested, and those activities may have an adverse effect on the Fund. For example, if the Fund holds debt of an issuer and a member of the Partners Group platform holds equity instruments of the same issuer, then if the issuer experiences financial or operational challenges, the Fund, which holds the debt, may seek a liquidation of the issuer, whereas the member of the Partners Group platform, which holds the equity instruments, may prefer a reorganization of the issuer. In these circumstances, actions taken on behalf of the Fund may be adverse to the strategic investment partners family of funds investors, and vice versa, creating a conflict of interest for the Adviser and its affiliates. In addition, if a Partners Group platform member holds voting securities (for example, equity) of an issuer in which the Fund holds non-voting securities (for example, secured debt) of such issuer, Partners Group or the Adviser, acting on behalf of such Partners Group platform member may vote on certain matters in a manner that has an adverse effect on the positions held by the Fund (e.g., regarding whether a Partners Group platform member agrees to waive certain covenants or make certain amendments). Conversely, if the Fund holds voting securities of an issuer, the Adviser’s vote on behalf of the Fund on a matter may end up benefiting other members of the Partners Group platform and harming the Fund, especially with the benefit of hindsight (e.g., if the Fund agrees to certain covenants, waivers or amendments, but the issuer and the Fund’s investment in such issuer end up getting further impaired).

Courses of action that the Adviser and Partners Group may pursue to reduce the potential for adversity between the Fund and another member of the Partners Group platform including causing one or both clients to take certain actions that, in the absence of such conflict, it would not take, such as (i) remaining passive in a restructuring or similar situations (including electing not to vote or voting pro rata with other security holders), (ii) investing in the same or similar classes of securities as the other client in order to align their interests, (iii) divesting investments in whole or in part or (iv) appointing an unaffiliated third-party agent to act on behalf of either the Fund or such other Partners Group platform member. Any such step could have the effect of benefiting another Partners Group platform member or Partners Group or its affiliates and might not be in the best interests of or may be adverse to the Fund.

In enforcing its rights with respect to an investment, the Fund, along with other Partners Group platform members, may pursue or enforce rights with respect to a particular issuer, or the Adviser and/or Partners Group may pursue or enforce rights with respect to a particular issuer jointly on behalf of the Fund and other Partners Group platform members, even where the interests of such Partners Group platform member may diverge in one or more respects from those of the Fund.

The Fund may be negatively impacted by the activities by or on behalf of such other Partners Group platform member, and transactions for the Fund may be impaired or effected at prices or terms that may be less favorable than would otherwise have been the case had a particular course of action with respect to the issuer of the securities not been pursued with respect to such other Partners Group platform member. In certain instances, personnel of Partners Group or its affiliates may obtain information about the issuer thereby limiting the Adviser’s ability to buy or sell securities of the issuer on behalf of the Fund. These conflicts are magnified with respect to issuers that undergo restructuring or become insolvent. It is possible that in connection with a restructuring, insolvency, bankruptcy or similar proceeding the Fund may be limited (by applicable law, courts or otherwise) in the positions or actions it may be permitted to take due to other interests held or actions or positions taken by other Partners Group platform members.

Positions taken by members of the Partners Group platform may also dilute or otherwise negatively affect the values, prices or investment strategies associated with investments held by the Fund. For example, this may occur when investment decisions regarding the Fund are based on research or other information that is also used to support portfolio decisions for other Partners Group platform members. When another Partners Group platform members implements a portfolio decision or strategy ahead of, or contemporaneously with, similar portfolio decisions or strategies for the Fund (whether or not the portfolio decisions emanate from the same research analysis or other information), market impact, liquidity constraints, or other factors could result in the Fund receiving less favorable investment results, and the costs of implementing such portfolio decisions or strategies could be increased or the Fund could otherwise be disadvantaged. In addition, other Partners Group platform members may have short positions in the same security or instrument or a different security or instrument in the same issuer as a security or instrument purchased by the Fund, which may present additional conflicts, particularly if the issuer experiences financial difficulties.

To the extent permitted by applicable law and the terms of the co-investment exemptive relief, the Fund may participate in a follow-on investment of other Partners Group platform members, where the Fund has not previously invested in the applicable portfolio company, and vice versa. Any such follow-on investment would present conflicts of interest, including in the Adviser or its affiliate’s negotiation of the terms of such follow-on investment, and raises the risk that the Fund’s capital may be used to support another Partners Group platform member’s existing investment.

In addition, an investment that Partners Group or the Adviser determined was appropriate for other Partners Group clients (including funds and accounts on Partners Group’s direct lending platform) when originally consummated may be refinanced, extended or otherwise modified in such a way that the investment is no longer consistent with the investment objectives of the other Partners Group clients, but is consistent with the investment objective of the Fund. In this situation, to the extent permitted by applicable law and the terms of the co-investment exemptive relief, the Fund may make an investment in the issuer and the proceeds of the Fund’s investment will be used by the issuer to repay the existing investment in such issuer of other Partners Group clients and vice versa. For example, the Fund may seek to participate in recapitalizations or refinancings of Portfolio Companies in which the other Partners Group clients have invested. In this situation, the new loan in which the Fund invests may have a lower interest rate, for example, due to changes in market conditions, improvements in the business of the issuer or other factors. In these circumstances, the other Partners Group clients may exit the investment at the time the loan is refinanced, extended or otherwise modified, and the Fund may participate in the investment going forward and vice versa. In these circumstances, the consent of the unitholders will not be required. As a result, conflicts of interest are generally expected to arise between the other Partners Group clients exiting the investment and the Fund entering into the investment, including determinations of whether other Partners Group platform member’s investments are being redeemed from an investment with a negative outlook (and whether the Fund is supporting such exit with their investment), and whether the Fund is paying a higher or lower price than market value or transacting on terms that are more or less favorable than in other comparable transactions. Conversely, the Fund’s investment may be refinanced by another Partners Group platform member which may have the effect of shortening the duration of an attractive investment.

In addition, the Fund may agree to an amendment, extension, refinancing or similar transaction involving an existing investment, and such transaction may create an investment opportunity for other Partners Group platform members.

The Fund may be allocated a small part of an investment opportunity within the investment objective of the Fund when other Partners Group platform members are allocated a larger portion. The Fund may be prohibited (due to, for example, regulatory limitations) from pursuing certain investment opportunities and may find that its ability to participate in any particular opportunity may be substantially limited.

For the foregoing reasons, among others, the Partners Group platform members and their portfolio managers, including the Investment Committee, are generally expected to have a conflict of interest between acting in the best interests of the Fund and such other Partners Group platform members. The Adviser and Partners Group have developed policies and procedures that provide that they will allocate investment opportunities and make purchase and sale decisions among the Fund, Partners Group’s clients and the Adviser’s other clients in a manner that they consider, in their discretion and consistent with its fiduciary obligation to their clients, to be reasonable. In many cases, these policies may result in the pro rata allocation of limited opportunities across accounts, but in many other cases, the allocations may reflect numerous other factors based upon the Adviser’s and Partners Group’s good faith assessment of the best use of such limited opportunities relative to the objectives, limitations and requirements of each of its clients and applying a variety of factors, including those described herein. The Adviser and Partners Group seek to treat all clients reasonably in light of all factors relevant to managing an investment fund or account, and in some cases, it is possible that the application of the factors described herein may result in allocations in which certain investment funds or accounts may receive an allocation when other investment funds (including the Fund) or accounts do not. Similarly, the Adviser and Partners Group may cause the liquidation of certain positions for the Fund and their other clients in its discretion in accordance with the foregoing principles. Such allocations or liquidations may benefit another client instead of the Fund or may be detrimental to the Fund.

Moreover, the results of the investment activities of the Fund may differ significantly from the results achieved by the other members of the Partners Group platform. The Adviser will manage the Fund, and Partners Group and the Adviser will manage the other Partners Group platform member’s accounts in accordance with their respective investment objectives and guidelines; however, the other Partners Group platform members may give advice and take action, with respect to any current or future Partners Group platform member’s accounts that may compete or conflict with the advice the Adviser may give to the Fund, including with respect to the timing or nature of actions relating to certain investments.

Future investment activities by the Adviser on behalf of other clients and Partners Group on behalf of its clients may give rise to additional conflicts of interest and demands on the Adviser’s and Partners Group’s time and resources.

Diverse Membership; Relationships with Unitholders. The unitholders may include various types of persons or entities organized in various jurisdictions, and different unitholders may have conflicting investment, tax and other interests in respect of their investment in the Fund. The conflicting interests of the Fund and of individual unitholders may relate to or arise from, among other things, the nature of investments made by the Fund, the structuring of the acquisition of the Fund’s investments, and the timing of disposition of investments, which may be more beneficial for the Fund or unitholders than for one or more of the other unitholders. Such structuring of the Fund’s investments and other factors may result in different returns being realized by different unitholders. As a consequence, conflicts of interest may arise in connection with decisions made by the Adviser, including in respect of the nature or structuring of investments and the use of leverage that may be more beneficial for one unitholder than for another unitholder. In addition, one or more of the Fund, the Adviser, and/or their affiliates may face certain tax risks based on positions taken by the Fund, its subsidiaries and/or a withholding agent, and the Adviser reserves the right on behalf of itself and its affiliates to take positions adverse to the Fund and the unitholders, including with respect to withholding of amounts to cover actual or potential tax liabilities.

Valuation of Assets. Certain securities and other assets in which the Fund will directly or indirectly invest, including secured loan investments, are not expected to have a readily ascertainable market value and will be valued by the Adviser in accordance with its established valuation policies. Such securities and other assets will constitute a substantial portion of the Fund’s investments. In addition, when the Adviser determines that the market price does not fairly represent the value of an investment, the Adviser will determine a fair value for such investment as the Fund’s valuation designee. The Adviser has a conflict of interest in determining such valuations, as avoiding writing down the value of assets or writing off assets that are not readily marketable or difficult to value may cause it to receive higher management fees.

The Partners Group platform members are engaged in advisory and management services for multiple collective investment vehicles and managed accounts, including other investment funds managed by the Partners Group platform members. In connection with these activities, the Partners Group platform member is required to value assets, including in connection with managing or advising their proprietary and client accounts. In this regard, certain units within the Partners Group platform may share information regarding valuation techniques and models or other information relevant to the valuation of a specific asset or category of assets, although they are under no obligation to engage in such information sharing. The Adviser will value the Fund’s investments according to its established valuation policies, and may value an identical asset differently than other units within the Partners Group platform (e.g., when an asset does not have a readily ascertainable market price).

Conflicts with Portfolio Companies. In certain instances, members of the Investment Committee and officers and employees of the Adviser and/or Partners Group may serve as board members of certain Portfolio Companies and, in that capacity, will be required to make decisions that they consider to be in the best interests of the portfolio company. In certain circumstances, such as in situations involving bankruptcy or near insolvency of the portfolio company, actions that may be in the best interests of the Portfolio Company may not be in the best interests of the Fund, and vice versa. Accordingly, in these situations, there may be conflicts of interest between an individual’s duties as a member of the Investment Committee or officer or employee of the Adviser and/or Partners Group and such individual’s duties as a board member of the portfolio company. Additionally, the Adviser or affiliates of the Adviser may enter into transactions with a Portfolio Company (for example, a property lease), which may create a conflict of interest. While it is generally expected that any such transaction would be on arm’s-length terms, it is possible that the Portfolio Company may pay higher fees or receive fewer benefits in the transaction than it would if the counterparty to the transaction were a third party.

Selection of Service Providers. The Fund’s advisors and other service providers or their affiliates are expected to provide goods or services to, or have business, personal, financial or other relations with Partners Group, their affiliates, advisory clients and Portfolio Companies. Such advisors and service providers may be investors in the Fund, sources of investment opportunities or co-investors or commercial counterparties or entities in which a Partners Group platform member has an investment. Additionally, certain employees of Partners Group or its affiliates may have family members or relatives employed by such advisors and service providers. These relationships may influence the Adviser in deciding whether to select or recommend such service providers to perform services for the Fund or Portfolio Companies (the cost of which generally will be borne directly or indirectly by the Fund or such entities, as applicable).

Allocation of Revolver, Delayed-Draw Investment or Line of Credit Obligations. The Fund generally expects to participate in one or more investments that are structured as “revolvers,” “delayed-draws” or “lines of credit” with funding obligations that extend past the initial date of investment. Later funding obligations related to such investments may not be allocated pro rata among all the investors who participated in the initial funding of an investment. In particular, the Fund may participate in the initial funding of an investment, but may not participate in later-arising funding obligations (i.e., the revolver, delayed-draw or line of credit portions) related to such investment, including because of capacity limitations that an investment vehicle may have for making new revolver, delayed-draw investments or lines of credit or because Partners Group or any of its affiliates forms a new investment fund focused on investing in revolvers, delayed-draw investments and/or lines of credit. As a result, the Fund may be allocated a smaller or larger portion of revolver, delayed-draw investments or lines of credit than other investors participating in the loan (or may not be allocated any portion). Unitholders that participate in the initial funding of an investment may receive certain economic benefits in connection with such initial funding, such as original issue discount, closing payments, or commitment fees and these benefits are expected to be allocated based on participation in the initial funding, regardless of participation in future funding obligations. In addition, where the Fund and any other participating investors have not participated in each funding of an investment on a pro rata basis, conflicts of interest may arise between the Fund and the other investors as the interests of the Fund and the other investors may not be completely aligned with respect to such investment. In that regard, the revolver, delayed draw or line of credit portion of an investment may be senior to the investment in the Portfolio Company made by the Fund, and as a result, the interests of the Fund may not be aligned with other participating investors.

The foregoing list of conflicts does not purport to be a complete enumeration or explanation of the actual and potential conflicts involved in an investment in the Fund. Prospective investors should read this Annual Report and consult with their own advisors before deciding whether to invest in the Fund. In addition, as the Fund’s investment program develops and changes over time, an investment in the Fund may be subject to additional and different actual and potential conflicts. Although the various conflicts discussed herein are generally described separately, prospective investors should consider the potential effects of the interplay of multiple conflicts.

Board Independence

The 1940 Act requires that at least a majority of our Directors not be “interested persons” (as defined in the 1940 Act) of the Fund. On an annual basis, each member of our Board is required to complete an independence questionnaire designed to provide information to assist our Board in determining whether the member is independent under the 1940 Act and our corporate governance guidelines. Our Board has determined that each of its members, other than Robert Collins and Lori Pomerantz, is independent under the Exchange Act and the 1940 Act. Our governance guidelines require any Director who has previously been determined to be independent to inform the chairman of the Board, the chairman of the nominating committee and our corporate secretary of any change in circumstance that could cause his or her status as an Independent Director to change. Our Board limits membership on the audit committee and the nominating committee to Independent Directors.
128

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

The following table provides information regarding the fees billed by PricewaterhouseCoopers LLP for work performed for the fiscal year ended December 31, 2025 and the fiscal period ended December 31, 2024 or attributable to the audit of the Company’s related 2025 or 2024 consolidated financial statements:

	Fiscal Year Ended December 31, 2025	Fiscal Period Ended December 31, 2024
Audit Fees	$468,517	$278,623
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$468,517	$278,623

Audit Fees. Audit fees include fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements and that generally only the independent accountant can provide. In addition to fees for the audit of the Company’s annual consolidated financial statements and the review of the Company’s quarterly consolidated financial statements in accordance with generally accepted auditing standards, this category contains fees for statutory audits, consents, and assistance with, and review of documents filed with the SEC.

Audit Related Fees. Audit related fees are assurance related services that traditionally are performed by the independent accountant, such as attest services that are not required by statute or regulation.

Tax Fees. Tax fees include corporate and subsidiary compliance and consulting.

All Other Fees. Fees for other services would include fees for products and services other than the services reported in “Audit Fees”, “Audit Related Fees” and “Tax Fees” above. During the fiscal year ended December 31, 2025 and the fiscal period ended December 31, 2024, PricewaterhouseCoopers LLP did not bill any non-audit fees for services rendered to the Adviser and affiliates of the Adviser.

Pre-Approval Policies and Procedures

The Audit Committee has established, and the Board of Directors has approved, a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by the Company’s independent registered accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent registered accounting firm in order to assure that the provision of such service does not impair the firm’s independence.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated are required to report any pre-approval decisions to the Audit Committee at a subsequent meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered accounting firm to management. During 2025 and 2024, 100% of the Company’s audit fees, audit-related fees, tax fees and fees for other services provided by the Company’s independent registered public accounting firm were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

Consolidated Financial Statements are included in Item 8. Accompanying index on page 77.

(2) Financial Statement Schedule

None

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(3) Exhibits

The Exhibits listed below are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description
3.1	Certificate of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Form 10-12G (file no. 000-56792 filed on October 21, 2025.

3.2	Certificate of Conversion incorporated by reference to Exhibit 3.2 of the Company’s Form 10-12G (file no. 000-56792 filed on October 21, 2025.

3.3	Amended and Restated Limited Liability Agreement incorporated by reference to Exhibit 3.3 of the Company’s Form 10-12G (file no. 000-56792 filed on October 21, 2025.

4.1**	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Investment Advisory Agreement incorporated by reference to Exhibit 10.1 of the Company’s Form 10-12G (file no. 000-56792 filed on October 21, 2025.

10.2	Amended and Restated Investment Advisory Agreement incorporated by reference to Exhibit 10.2 of the Company’s Form 10-12G (file no. 000-56792 filed on October 21, 2025.

10.3	Master Administrative Services Agreement incorporated by reference to Exhibit 10.3 of the Company’s Form 10-12G (file no. 000-56792 filed on October 21, 2025.

10.4	Amendment No. 1 to the Master Administrative Services Agreement incorporated by reference to Exhibit 10.4 of the Company’s Form 10-12G (file no. 000-56792 filed on October 21, 2025.

10.5	Form of Subscription Agreement incorporated by reference to Exhibit 10.5 of the Company’s Form 10-12G (file no. 000-56792 filed on October 21, 2025.

10.6	Custody Agreement incorporated by reference to Exhibit 10.6 of the Company’s Form 10-12G (file no. 000-56792 filed on October 21, 2025.

10.7	Transfer Agency and Service Agreement incorporated by reference to Exhibit 10.7 of the Company’s Form 10-12G (file no. 000-56792 filed on October 21, 2025.

10.8	Expense Limitation Agreement incorporated by reference to Exhibit 10.8 of the Company’s Form 10-12G (file no. 000-56792 filed on October 21, 2025.

Exhibit Number	Description
10.9	Secured Financing Agreement, dated as of February 14, 2024, by and among the Fund, State Street Bank and Trust Company, NatWest Markets PLC and the financial institutions listed therein incorporated by reference to Exhibit 10.9 of the Company’s Form 10-12G (file no. 000-56792 filed on October 21, 2025.

10.10	Amendment No. 1 to the Secured Finance Agreement, dated as of August 14, 2024, by and among the Fund, State Street Bank and Trust Company, NatWest Markets PLC and the financial institutions lister therein incorporated by reference to Exhibit 10.10 of the Company’s Form 10-12G (file no. 000-56792 filed on October 21, 2025.

10.11	Amendment No. 2 to the Secured Finance Agreement, dated as of January 14, 2025, by and among the Fund, State Street Bank and Trust Company, NatWest Markets PLC and the financial institutions lister therein incorporated by reference to Exhibit 10.11 of the Company’s Form 10-12G (file no. 000-56792 filed on October 21, 2025.

10.12	Increase Confirmation, dated May 7, 2024, to the Secured Finance Agreement, dated as of August 14, 2024, by NatWest Markets Plc incorporated by reference to Exhibit 10.12 of the Company’s Form 10-12G (file no. 000-56792 filed on October 21, 2025.

10.13	Dividend Reinvestment Plan is incorporated by reference to Exhibit 10.13 of the Company’s Form 10-12G/A (file no. 000-56792 filed on December 19, 2025.

10.14	Distribution and Servicing Plan incorporated by reference to Exhibit 10.14 of the Company’s Form 10-12G/A (file no. 000-56792 filed on December 19, 2025.

10.15	Multiple Class Plan incorporated by reference to Exhibit 10.15 of the Company’s Form 10-12G/A (file no. 000-56792 filed on December 19, 2025.

14.1	Code of Ethics of the Fund incorporated by reference to Exhibit 14.1 of the Company’s Form 10-12G (file no. 000-56792 filed on October 21, 2025.

14.2	Code of Ethics of the Adviser incorporated by reference to Exhibit 14.2 of the Company’s Form 10-12G (file no. 000-56792 filed on October 21, 2025.

19.1	Insider Trading Policy (included in the Code of Ethics of the Fund).

21.1*	List of Subsidiaries.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1**	Section 1350 Certification of the Company’s Principal Executive Officer.

32.2**	Section 1350 Certification of the Company’s Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
+	Compensatory plan

Item 16. Form 10-K Summary

None.

Foreside Fund Services, LLC, acts as the Fund’s placement agent. Not an Adviser affiliate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARTNERS GROUP LENDING FUND, LLC

March 25, 2026	By:	/s/ Robert Collins
Robert Collins President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ S / Robert Collins	Director and President	March 25, 2026
Robert Collins (Principal Executive Officer)

/ S / Brian Igoe	Chief Financial Officer	March 25, 2026
Brian Igoe (Principal Financial and Accounting Officer)

/ S / Lori Pomerantz	Director	March 25, 2026
Lori Pomerantz

/ S / James F. Munsell	Director	March 25, 2026
James F. Munsell

/ S / L. Randolph Hood.	Director	March 25, 2026
L. Randolph Hood

/ S / Stephen G. Ryan	Director	March 25, 2026
Stephen G. Ryan

/ S / Thomas M. Fortin	Director	March 25, 2026
Thomas M. Fortin

/ S / Ruth S. Goodstein	Director	March 25, 2026
Ruth S. Goodstein

