Form 10-Q
period 2026-03-31
Partners Group Lending Fund, LLC
filed 2026-05-15
CIK 1938649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 11, 2026, the registrant had the following common units outstanding (excluding May 2026 subscriptions, as the issuance price is not yet finalized at this time):

Class I units	210,648,504
Class M units	203,392
Class A units	-
Class S units	-

Glossary of Terms

In this Quarterly Report on Form 10-Q, unless otherwise specified, the terms:

●	“1940 Act” refers to the Investment Company Act of 1940, as amended;
●	The “Fund,” “Company,” “we,” “us,” and “our” refer to Partners Group Lending Fund, LLC, a Delaware limited liability company;
●	“Administrator” refers to State Street Bank and Trust Company;
●	“Master Administrative Services Agreement” refers to the Master Administrative Services Agreement between the Fund and the Administrator;
●	“Adviser” refers to Partners Group (USA) Inc., a Delaware corporation;
●	“Partners Group” refers to Partners Group AG, a corporation organized in Switzerland;
●	“Board” and “Directors” refers to the Fund’s board of managers and the members thereof, appointed with effect from the date of the Fund’s BDC election;
●	“Common Units” refers collectively to the Fund’s Class A, Class S, Class I, and Class M common units;
●	“LLC Agreement” refers to the Fund’s amended and restated limited liability company agreement;
●	“Investment Advisory Agreement” refers to the Amended and Restated Investment Advisory Agreement between the Fund and the Adviser;
●	“BDC” means a Business Development Company under the 1940 Act;
●	“RIC” means a regulated investment company under the Code;
●	“Code” means the Internal Revenue Code of 1986, as amended;
●	“NAV” means net asset value.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby, about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “project,” “estimate,” “believe,” “continue” or the negatives thereof or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, our future operating results; our business prospects and the prospects of our Portfolio Companies (as defined below); changes in the economy; risk associated with possible disruptions in our operations or the economy generally; the impact of global health epidemics on our and our Portfolio Companies’ business and the global economy; the impact of treaties, tariffs and import/export policies on global trade; the effect of investments that we expect to make; our contractual arrangements and relationships with third parties; actual and potential conflicts of interest with our Adviser and its affiliates; the dependence of our future success on the general economy and its effect on the industries in which we invest, including as a result of inflation; the ability of our Portfolio Companies to achieve their objectives; the use of borrowed money to finance a portion of our investments, including the consequences of interest rate increases; the adequacy of our financing sources and working capital; the timing of cash flows, if any, from the operations of our Portfolio Companies; the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments; the ability of our Adviser and its affiliates to attract and retain highly talented professionals; our ability to qualify and maintain our qualification as a BDC; and the effect of changes in laws or regulations affecting our operations or to tax legislation and its tax position, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved.

These and other important factors, including those discussed in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2025 under “Risk Factors” and in any subsequent filings with the United States Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this Report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Partners Group Lending Fund, LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit and per unit amounts)

	As of March 31, 2026 (Unaudited)	As of December 31, 2025
ASSETS
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $486,349 and $456,637 at March 31, 2026 and December 31, 2025, respectively)	$483,283	$458,346
Total investments, at fair value (cost of $486,349 and $456,637 at March 31, 2026 and December 31, 2025, respectively)	483,283	458,346
Cash	4,473	6,124
Cash equivalents	33,696	65,588
Cash denominated in foreign currencies (cost of $138 and $1,625 at March 31, 2026 and December 31, 2025, respectively)	137	1,641
Receivable for investments sold	57	112
Interest receivable	3,919	2,935
Deferred financing costs	1,119	968
Other assets	—	315
Deposit for investment	6,119	—
Total assets	$532,803	$536,029

LIABILITIES
Debt	$243,000	$226,000
Payable for investments purchased	2,538	—
Interest and borrowing expenses payable	2,326	2,509
Incentive fee payable	—	1,377
Management fees payable	683	690
Distribution payable	6,629	25,503
Administrator and custodian fees payable	50	45
Professional fees payable	115	209
Current income tax liability	4,833	4,568
Deferred income tax liability	—	265
Accrued expenses and other liabilities	101	20
Total liabilities	$260,275	$261,186

Commitments and Contingencies (Note 7)

NET ASSETS
Common units, $0.01 par value (182,119,363 and 180,615,551 units issued and outstanding at March 31, 2026 and December 31, 2025, respectively)(1)	$1,821	$1,806
Additional paid in capital	275,472	273,194
Distributable earnings (loss)	(4,765)	(157)
Total net assets	$272,528	$274,843
Total liabilities and net assets	$532,803	$536,029

NET ASSET VALUE PER UNIT
Class I units (Note 9):
Net assets	$272,362	$274,843
Common units outstanding ($0.01 par value, unlimited units authorized)(1)	182,008,435	180,615,551
Net asset value per unit(1)	$1.50	$1.52

Class M units (Note 9):
Net assets	$166	$—
Common units outstanding ($0.01 par value, unlimited units authorized)(1)	110,928	—
Net asset value per unit(1)	$1.50	$—

(1)	The Fund completed a 5-for-1 stock split effective February 27, 2026, the common units and net asset value per unit have been adjusted retroactively to reflect the split for all periods presented.

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For The Three Months Ended
	March 31, 2026	March 31, 2025
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$10,977	$8,394
Other income	223	458
Total investment income	11,200	8,852

Expenses:
Interest and borrowing expenses	3,527	3,340
Management fees	683	438
Incentive fee	—	352
Professional fees	113	111
Board of Directors' fees	54	—
Administration and custodian fees	5	5
Current tax expense	—	943
Other expenses	107	50
Total expenses	4,489	5,239
Net investment income	6,711	3,613

Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	44	39
Foreign currency transactions	33	—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(4,775)	(114)
Foreign currency	8	5

Net realized and change in unrealized gains (losses) on investment transactions	(4,690)	(70)
Net increase (decrease) in net assets resulting from operations	$2,021	$3,543

Per unit information - basic and diluted
Net investment income per unit (basic and diluted)(1)	$0.04	$0.03

Increase in net assets resulting from operations per unit (basic and diluted)(1)	$0.01	$0.03
Weighted average units outstanding (basic and diluted)(1)	181,551,681	110,180,952

(1)	The Fund completed a 5-for-1 stock split effective February 27, 2026, the weighted average units outstanding and per unit values have been adjusted retroactively to reflect the split for all periods presented.

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Statements of Changes in Net Assets

(in thousands)

(Unaudited)

	For The Three Months Ended
	March 31, 2026	March 31, 2025
Net increase (decrease) in net assets resulting from operations:
Net investment income	$6,711	$3,613
Net realized gain (loss)	77	39
Net change in unrealized appreciation (depreciation)	(4,767)	(109)
Net increase (decrease) in net assets resulting from operations	$2,021	$3,543

Distributions to unitholders
Class I units (Note 9)	$(6,625)	$—
Class M units (Note 9)	(4)	—
Total distributions to unitholders	$(6,629)	$—

Net increase (decrease) in net assets resulting from Unit transactions:
Class I units (Note 9):
Proceeds from units issued	$500	$—
Repurchase of units	—	—
Reinvestment of units	1,623	—
Net increase (decrease) in net assets from Unit transactions	$2,123	$—

Class M units (Note 9):
Proceeds from units issued	$170	$—
Repurchase of units	—	—
Reinvestment of units	—	—
Net increase (decrease) in net assets from Unit transactions	$170	$—
Total increase (decrease) in net assets	$(2,315)	$3,543
Net Assets, beginning of period	274,843	169,267
Net Assets, end of period	$272,528	$172,810

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For The Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$2,021	$3,543
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(47,869)	(29,368)
Payment-in-kind interest capitalized	(312)	(104)
Proceeds from sales of investments and principal repayments	18,855	15,415
Net realized (gain) loss on investments	(44)	(39)
Net realized (gain) loss on foreign currency transactions	(33)	—
Net change in unrealized (appreciation) depreciation on investments	4,775	114
Net change in unrealized (appreciation) depreciation on foreign currency	(8)	(5)
Amortization of premium and accretion of discount, net	(342)	(469)
Amortization of deferred financing costs	82	88
Change in operating assets and liabilities:
Receivable for investments sold	55	450
Interest receivable	(984)	755
Other assets	315	—
Deposit for investment	(6,119)	—
Interest and borrowing expenses payable	(183)	(195)
Incentive fee payable	(1,377)	(744)
Management fees payable	(7)	7
Payable for investments purchased	2,538	4,388
Administrator and custodian fees payable	5	5
Professional fees payable	(94)	89
Current income tax liability	265	948
Deferred income tax liability	(265)	—
Accrued expenses and other liabilities	81	3
Net cash provided by (used in) operating activities	(28,645)	(5,119)

Cash flows from financing activities
Distributions paid	(23,880)	—
Proceeds from issuance of common units	670	—
Payments of financing costs	(233)	(318)
Borrowings of debt	17,000	17,000
Net cash provided by (used in) financing activities	(6,443)	16,682
Net increase (decrease) in cash and cash equivalents	(35,088)	11,563
Effect of foreign exchange rate changes on cash and cash equivalents	41	5
Cash and cash equivalents and cash denominated in foreign currencies at beginning of period	73,353	14,444
Cash and cash equivalents and cash denominated in foreign currencies, end of period(1)	$38,306	$26,012

Supplemental and non-cash activities
Cash paid during the period for interest	$3,710	$3,447
Accrued but unpaid distributions	6,629	—
Reinvestment of distributions	1,623	—
Non-cash investment restructures	—	1,239

(1)	As of March 31, 2026, the balance includes $4,473 in cash, $33,696 in cash equivalents, and $137 in cash denominated in foreign currencies. As of March 31, 2025, the balance includes $3,682 in cash, $22,256 in cash equivalents, and $74 in cash denominated in foreign currencies.

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedules of Investments

March 31, 2026

(in thousands)

(Unaudited)

Investments-non-controlled/non-affiliated (1)	Reference Rate and Spread(2)	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Units(1)	Cost(3)	Fair Value	% of Net Assets
Direct Investments
Asset Backed Securities
North America
Industrial Conglomerates
Basswood Park CLO Ltd (5) (6) (7)	S + 1.03%	4.70%	1/5/2026	4/20/2034	$5,500	$5,508	$5,544	2.04%
Cifc Funding 2014-IV-R Ltd (5) (6) (7)	S + 0.99%	4.50%	12/19/2025	1/17/2035	5,000	5,005	5,039	1.85
Cifc Funding 2022-I Ltd (5) (6) (7)	S + 1.32%	4.82%	2/17/2026	4/17/2035	5,000	5,008	5,051	1.85
Elmwood CLO 15 Ltd (5) (6) (7)	S + 1.15%	4.82%	2/20/2026	4/22/2035	5,000	5,014	5,042	1.85
Octagon Investment Partners 40 Ltd (5) (6) (7)	S + 1.04%	4.71%	12/19/2025	1/20/2035	5,000	5,002	5,039	1.85
Total North America						25,537	25,715	9.44
Total Asset Backed Securities						$25,537	$25,715	9.44%

Senior Secured Debt
North America
Automobile Components
High Bar Brands Operating, LLC (5) (6) (7)	S + 5.25%	8.95%	12/19/2023	12/19/2029	635	627	620	0.23
High Bar Brands Operating, LLC (5) (6) (7)	S + 5.25%	8.95%	12/19/2023	12/19/2029	3,047	3,007	2,976	1.09
High Bar Brands Operating, LLC (5) (6) (7)	S + 5.25%	8.95%	12/19/2023	12/19/2029	537	530	525	0.19
High Bar Brands Operating, LLC (4) (5) (6) (7)	S + 5.25%		12/19/2023	12/19/2029	649	(8)	(8)	—
						4,156	4,113	1.51
Building Products
LHS Borrower, LLC (4) (5) (6)	S + 5.25%	8.92%	9/3/2025	9/4/2031	811	211	200	0.07
LHS Borrower, LLC (5) (6)	S + 5.25%	8.92%	9/4/2025	9/4/2031	10,219	10,078	10,015	3.68
						10,289	10,215	3.75
Capital Markets
Cerity Partners Equity Holding LLC (4) (5) (6)	S + 4.50%		12/19/2025	7/28/2031	3,544	(8)	(8)	—
Cerity Partners Equity Holding LLC (4) (5) (6)	S + 4.50%	8.17%	12/19/2025	7/28/2031	319	126	126	0.04
PMA Parent Holdings, LLC (4) (5) (6)	S + 4.75%		10/15/2024	1/31/2031	2,823	(12)	(12)	(0.01)
PMA Parent Holdings, LLC (5) (6)	S + 4.75%	8.45%	10/15/2024	1/31/2031	17,848	17,670	17,710	6.50
Rialto Management Group, LLC (4) (5) (6) (7)	S + 4.75%		12/5/2024	12/5/2030	224	(2)	(2)	—
Rialto Management Group, LLC (5) (6) (7)	S + 4.75%	8.42%	12/5/2024	12/5/2030	5,990	5,941	5,960	2.19
						23,715	23,774	8.72
Commercial Services & Supplies
Cobalt Service Partners, LLC (4) (5) (6)	S + 4.75%		10/11/2024	10/13/2031	465	(4)	(4)	—
Cobalt Service Partners, LLC (5) (6)	S + 4.75%	8.45%	10/11/2024	10/13/2031	2,227	2,209	2,227	0.82
Cobalt Service Partners, LLC (4) (5) (6)	S + 4.75%	8.45%	10/11/2024	10/13/2031	3,869	2,810	2,822	1.04
Hobbs & Associates, LLC (5) (6)	S + 2.75%	6.42%	2/27/2026	7/23/2031	1,496	1,481	1,488	0.55
Propio LS, LLC (4) (5) (6)	S + 4.75%	8.45%	5/12/2025	5/10/2030	284	123	120	0.04
Propio LS, LLC (5) (6)	S + 4.75%	8.45%	5/12/2025	5/10/2030	10,444	10,356	10,139	3.72
Thompson Safety LLC (4) (5) (6)	S + 5.00%	8.67%	6/25/2025	6/25/2032	6,742	961	967	0.35
Thompson Safety LLC (4) (5) (6)	P + 4.00%	10.75%	6/25/2025	6/25/2032	675	95	96	0.03
						18,031	17,855	6.55
Containers & Packaging
Nelipak Holding Company (5) (6) (7)	S + 5.50%	9.20%	3/26/2024	3/26/2031	1,997	1,974	1,987	0.73
Nelipak Holding Company (4) (5) (6) (7)	S + 5.50%	9.17%	3/26/2024	3/26/2031	879	228	229	0.08
Nelipak Holding Company (4) (5) (6) (7)	S + 5.50%	9.20%	3/26/2024	3/26/2031	784	476	479	0.18
						2,678	2,695	0.99
Diversified Consumer Services
Club Car Wash Operating, LLC (5) (6)	S + 5.50%	9.35%	7/31/2024	6/16/2027	3,124	3,110	3,124	1.15
Club Car Wash Operating, LLC (4) (5) (6)	S + 5.50%	9.35%	7/1/2025	6/16/2027	2,724	2,480	2,480	0.91
Owl Acquisition, LLC (5) (6)	S + 4.75%	8.42%	4/17/2025	4/19/2032	6,537	6,464	6,374	2.34

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedules of Investments (continued)

March 31, 2026

(in thousands)

(Unaudited)

Investments-non-controlled/non-affiliated (1)	Reference Rate and Spread(2)	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Units(1)	Cost(3)	Fair Value	% of Net Assets
Direct Investments (continued)
Senior Secured Debt (continued)
Diversified Consumer Services (continued)
Owl Acquisition, LLC (4) (5) (6)	S + 4.75%	8.45%	4/17/2025	4/19/2032	$1,296	$235	$232	0.08%
Owl Acquisition, LLC (4) (5) (6)	S + 4.75%	8.40%	4/17/2025	4/19/2032	598	103	101	0.04
						12,392	12,311	4.52
Electrical Equipment
Dwyer Instruments, LLC (5) (6)	S + 4.75%	8.45%	12/22/2023	7/20/2029	7,694	7,597	7,682	2.82
Dwyer Instruments, LLC (5) (6)	S + 4.75%	8.45%	12/22/2023	7/20/2029	6,567	6,481	6,556	2.40
						14,078	14,238	5.22
Electronic Equipment, Instruments & Components
Mobile Communications America, Inc. (4) (5) (6)	S + 4.75%		10/19/2023	10/16/2029	743	(7)	(7)	—
Mobile Communications America, Inc. (5) (6)	S + 4.75%	8.40%	10/19/2023	10/16/2029	4,506	4,464	4,529	1.66
Mobile Communications America, Inc. (5) (6)	S + 4.75%	8.41%	10/19/2023	10/16/2029	1,061	1,056	1,066	0.39
Mobile Communications America, Inc. (4) (5) (6)	S + 4.75%	8.42%	6/23/2025	10/16/2029	2,764	339	342	0.13
						5,852	5,930	2.18
Financial Services
Eclipse Buyer, Inc. (5) (6)	S + 4.50%	8.18%	9/5/2024	9/8/2031	5,187	5,144	5,134	1.88
Eclipse Buyer, Inc. (4) (5) (6)	S + 4.50%		9/5/2024	9/8/2031	879	(7)	(7)	—
Ultra Holdco Parent, LLC (4) (5) (6)	S + 4.75%		7/1/2025	7/1/2032	1,932	(17)	(17)	(0.01)
Ultra Holdco Parent, LLC (5) (6)	S + 4.75%	8.45%	7/1/2025	7/1/2032	5,781	5,728	5,765	2.12
Ultra Holdco Parent, LLC (4) (5) (6)	S + 4.75%		7/1/2025	7/1/2032	724	(7)	(7)	—
						10,841	10,868	3.99
Health Care Equipment & Supplies
YI, LLC (4) (5) (6)	S + 5.75%		12/1/2023	12/3/2029	1,408	(18)	(18)	(0.01)
YI, LLC (5) (6)	S + 5.75%	9.43%	12/1/2023	12/3/2029	8,810	8,691	8,598	3.16
						8,673	8,580	3.15
Health Care Providers & Services
AAH Topco, LLC (4) (5) (6)	S + 5.00%	8.77%	3/31/2025	12/22/2027	2,398	1,098	1,090	0.40
AAH Topco, LLC (5) (6)	S + 5.25%	9.02%	11/1/2023	12/22/2027	8,180	8,106	8,089	2.97
Maple Acquisition, LLC (4) (5) (6)	S + 4.50%		5/30/2024	5/30/2031	1,193	(13)	(13)	(0.01)
Maple Acquisition, LLC (5) (6)	S + 4.50%	8.10%	5/30/2024	5/30/2031	4,971	4,912	4,934	1.81
Maple Acquisition, LLC (4) (5) (6)	S + 4.50%		5/30/2024	5/30/2030	895	(10)	(10)	—
Phynet Dermatology LLC (4) (5) (6)	S + 6.50%	10.17%	10/20/2023	10/20/2029	670	641	605	0.22
Phynet Dermatology LLC (5) (6)	S + 6.50%	10.17%	10/20/2023	10/20/2029	11,437	11,292	10,648	3.91
Premier Care Dental Management, LLC (5) (6)	S + 5.00%	8.67%	5/31/2024	8/7/2028	5,712	5,678	5,644	2.07
Premier Care Dental Management, LLC (4) (5) (6)	S + 5.00%		5/29/2024	5/5/2028	1,150	(6)	(6)	—
Premier Care Dental Management, LLC (4) (5) (6)	S + 5.00%	8.67%	7/16/2025	8/7/2028	1,586	1,143	1,134	0.41
RCP Nats Purchaser, LLC (4) (5) (6)	S + 5.00%		3/19/2025	3/19/2032	708	(6)	(6)	—
RCP Nats Purchaser, LLC (4) (5) (6)	S + 5.00%	8.70%	3/19/2025	3/19/2032	1,010	597	602	0.22
RCP Nats Purchaser, LLC (5) (6)	S + 5.00%	8.69%	3/19/2025	3/19/2032	5,032	4,988	5,032	1.85
RCP Nats Purchaser, LLC (5) (6)	S + 5.00%	8.69%	3/20/2026	3/19/2032	786	778	786	0.29
Ruby Buyer, LLC (5) (6)	S + 6.50%	10.11%	12/21/2023	12/21/2029	14,377	14,128	14,377	5.27
Ruby Buyer, LLC (4) (5) (6)	S + 6.50%		12/21/2023	12/21/2029	1,544	(24)	(24)	(0.01)
						53,302	52,882	19.40

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedules of Investments (continued)

March 31, 2026

(in thousands)

(Unaudited)

Investments-non-controlled/non-affiliated (1)	Reference Rate and Spread(2)	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Units(1)	Cost(3)	Fair Value	% of Net Assets
Direct Investments (continued)
Senior Secured Debt (continued)
Health Care Technology
Datix Bidco Limited (5) (6) (7)	S + 5.00%	8.73%	4/19/2024	4/30/2031	$9,839	$9,684	$9,668	3.55%
RLDatix Holdings (USA), Inc. (4) (5) (6) (7)	S + 5.00%		4/19/2024	4/30/2031	2,067	(30)	(30)	(0.01)
						9,654	9,638	3.54
Hotels, Restaurants & Leisure
CorePower Yoga, LLC (5) (6)	S + 5.25%	8.95%	12/22/2025	4/30/2031	503	496	502	0.18
CorePower Yoga, LLC (4) (5) (6)	S + 5.25%		4/3/2025	4/30/2031	370	(5)	(5)	—
CorePower Yoga, LLC (4) (5) (6)	S + 5.25%		4/3/2025	4/30/2031	370	(4)	(4)	—
CorePower Yoga, LLC (5) (6)	S + 5.25%	8.95%	4/3/2025	4/30/2031	5,880	5,802	5,868	2.15
						6,289	6,361	2.33
Interactive Media & Services
Oak-Eagle AcquireCo, Inc.(5) (6)	S + 3.50%		3/24/2026	3/24/2033	800	788	796	0.29
						788	796	0.29
IT Services
DigiCert, Inc. (5) (6)	S + 5.75%	9.42%	9/12/2025	7/10/2030	18,220	17,977	17,894	6.57
DigiCert, Inc. (4) (5) (6)	S + 5.75%		7/30/2025	7/10/2030	1,285	(17)	(17)	(0.01)
Govcio Buyer Company (5) (6)	S + 5.25%	8.92%	7/9/2024	7/9/2031	10,208	10,084	10,200	3.74
Govcio Buyer Company (5) (6)	S + 5.25%	8.92%	8/29/2025	7/9/2031	4,193	4,135	4,190	1.54
Omega Systems Intermediate Holdings, Inc. (4) (5) (6)	S + 5.00%	8.70%	1/15/2025	1/15/2031	479	59	59	0.02
Omega Systems Intermediate Holdings, Inc. (4) (5) (6)	S + 5.00%	8.70%	1/15/2025	1/15/2031	1,595	488	489	0.18
Omega Systems Intermediate Holdings, Inc. (5) (6)	S + 5.00%	8.70%	1/15/2025	1/15/2031	2,712	2,684	2,690	0.99
Redwood Services Group, LLC (5) (6)	S + 5.00%	8.70%	1/3/2025	6/15/2029	2,996	2,973	2,946	1.08
Redwood Services Group, LLC (4) (5) (6)	S + 5.00%	8.70%	1/3/2025	6/15/2029	3,850	3,116	3,086	1.13
Redwood Services Group, LLC (4) (5) (6)	S + 5.00%		2/11/2026	6/15/2029	2,381	(6)	(6)	—
						41,493	41,531	15.24
Machinery
CSAFE Acquisition Company, Inc. (5) (6)	S + 5.75%	9.38%	11/22/2024	12/14/2028	808	808	803	0.30
CSAFE Acquisition Company, Inc. (5) (6)	S + 5.75%	9.38%	3/8/2024	12/14/2028	11,167	11,150	11,094	4.07
CSAFE Acquisition Company, Inc. (5) (6)	S + 5.75%	9.38%	3/8/2024	12/14/2028	941	935	935	0.34
CSAFE Acquisition Company, Inc. (4) (5) (6)	S + 5.75%	9.38%	3/8/2024	3/8/2029	1,995	655	652	0.24
						13,548	13,484	4.95
Professional Services
Ascend Partner Services LLC (4) (5) (6)	S + 4.50%	8.12%	8/9/2024	8/11/2031	675	265	265	0.10
Ascend Partner Services LLC (5) (6)	S + 4.50%	8.13%	8/9/2024	8/11/2031	1,940	1,924	1,928	0.71
Ascend Partner Services LLC (5) (6)	S + 4.50%	8.13%	8/9/2024	8/11/2031	3,361	3,347	3,340	1.23
Ascend Partner Services LLC (4) (5) (6)	S + 4.50%	8.12%	8/7/2025	8/11/2031	12,545	6,178	6,197	2.27
Denali Intermediate Holdings, Inc. (4) (5) (6)	S + 5.50%		8/26/2025	8/26/2032	1,242	(11)	(11)	(0.01)
Denali Intermediate Holdings, Inc. (5) (6)	S + 5.50%	9.18%	8/26/2025	8/26/2032	12,389	12,273	11,738	4.31
Denali Topco LLC (4) (5) (6)	S + 4.75%		8/26/2025	8/26/2032	1,089	(10)	(10)	—
Denali Topco LLC (4) (5) (6)	S + 4.75%		8/26/2025	8/26/2032	2,268	(21)	(21)	(0.01)
Denali Topco LLC (5) (6)	S + 4.75%	8.42%	8/26/2025	8/26/2032	7,692	7,610	7,673	2.82
LegalX Holdings, LLC (4) (5) (6)	S + 5.25%		2/26/2026	2/26/2032	1,236	(15)	(15)	(0.01)
LegalX Holdings, LLC (5) (6)	S + 5.25%	8.92%	2/26/2026	2/26/2032	5,008	4,943	4,948	1.82
People Corporation (4) (5) (6) (7)	C + 5.00%	7.57%	12/18/2024	2/18/2031	5,633	2,602	2,680	0.98
Riverside Assessments, LLC (4) (5) (6)	S + 5.25%	8.95%	3/19/2024	3/19/2031	1,149	634	634	0.23

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedules of Investments (continued)

March 31, 2026

(in thousands)

(Unaudited)

Investments-non-controlled/non-affiliated (1)	Reference Rate and Spread(2)	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Units(1)	Cost(3)	Fair Value	% of Net Assets
Direct Investments (continued)
Senior Secured Debt (continued)
Professional Services (continued)
Riverside Assessments, LLC (5) (6)	S + 5.25%	8.95%	3/19/2024	3/19/2031	$7,808	$7,688	$7,682	2.82%
						47,407	47,028	17.26
Software
Aptean Acquiror Inc. (4) (5) (6)	S + 4.75%	8.42%	1/30/2024	1/30/2031	978	219	213	0.08
Aptean Acquiror Inc. (5) (6)	S + 4.75%	8.42%	1/30/2024	1/30/2031	12,264	12,211	12,203	4.48
Bullhorn, Inc. (5) (6)	S + 5.00%	8.67%	7/9/2024	10/1/2029	7,711	7,711	7,595	2.79
Bullhorn, Inc. (4) (5) (6)	S + 5.00%		5/10/2024	10/1/2029	714	(1)	(1)	—
Bullhorn, Inc. (4) (5) (6)	S + 5.00%	8.67%	5/10/2024	10/1/2029	517	67	65	0.02
Bullhorn, Inc. (5) (6)	S + 5.00%	8.67%	5/10/2024	10/1/2029	3,207	3,201	3,159	1.16
Bullhorn, Inc. (5) (6)	S + 5.00%	8.67%	7/30/2025	10/1/2029	890	890	877	0.32
Diligent Corporation (4) (5) (6)	S + 5.00%	8.67%	4/23/2024	8/2/2030	1,748	375	363	0.13
Diligent Corporation (4) (5) (6)	S + 5.00%		4/23/2024	8/2/2030	2,623	(14)	(14)	(0.01)
Diligent Corporation (fka Diamond Merger Sub II, Corp.) (5) (6)	S + 5.00%	8.67%	4/23/2024	8/2/2030	2,623	2,608	2,577	0.94
Diligent Corporation (fka Diamond Merger Sub II, Corp.) (5) (6)	S + 5.00%	8.67%	4/23/2024	8/2/2030	15,298	15,212	15,069	5.53
GS AcquisitionCo, Inc. (4) (5) (6)	S + 5.25%	8.95%	3/26/2024	5/25/2028	513	268	244	0.09
GS AcquisitionCo, Inc. (5) (6)	S + 5.25%	8.95%	3/26/2024	5/25/2028	250	250	245	0.09
GS AcquisitionCo, Inc. (5) (6)	S + 5.25%	8.95%	5/23/2024	5/25/2028	5,870	5,870	5,341	1.96
Innovative Systems LLC (5) (6)	S + 4.75%	8.45%	8/20/2025	8/20/2032	7,871	7,797	7,619	2.80
Innovative Systems LLC (4) (5) (6)	S + 4.75%	8.44%	8/20/2025	8/20/2032	3,373	644	628	0.23
Innovative Systems LLC (4) (5) (6)	S + 4.75%		8/20/2025	8/20/2032	1,124	(10)	(10)	—
IQN Holding Corp. (5) (6) (8)	S + 2.63%	6.32%	10/30/2024	5/2/2029	3,554	3,558	3,455	1.27
IQN Holding Corp. (4) (5) (6)	S + 5.25%	8.95%	10/30/2024	5/2/2028	285	167	162	0.06
IQN Holding Corp. (5) (6) (8)	S + 2.63%	6.32%	5/19/2025	5/2/2029	2,258	2,241	2,196	0.80
Kona Buyer, LLC (5) (6)	S + 4.50%	8.16%	6/27/2025	7/23/2031	2,048	2,039	2,005	0.74
Kona Buyer, LLC (4) (5) (6)	S + 4.50%		6/27/2025	7/23/2031	347	(2)	(2)	—
Kona Buyer, LLC (5) (6)	S + 4.50%	8.16%	6/27/2025	7/23/2031	2,300	2,290	2,252	0.83
Kona Buyer, LLC (4) (5) (6)	S + 4.50%		6/27/2025	7/23/2031	3,468	(15)	(15)	(0.01)
MRI Software LLC (5) (6)	S + 4.75%	8.45%	9/4/2024	2/10/2028	1,547	1,547	1,536	0.56
MRI Software LLC (5) (6)	S + 4.75%	8.45%	5/23/2024	2/10/2028	1,368	1,368	1,363	0.50
MRI Software LLC (4) (5) (6)	S + 4.75%	8.45%	12/21/2023	2/10/2028	1,272	330	320	0.12
MRI Software LLC (5) (6)	S + 4.75%	8.45%	5/23/2024	2/10/2028	10,859	10,859	10,818	3.97
Nexus BidCo Inc. (5) (6) (7)	C + 5.00%	7.01%	1/8/2026	2/11/2031	1,110	796	762	0.28
Nexus BidCo Inc. (5) (6) (7)	S + 5.00%	8.64%	2/11/2025	2/11/2031	4,193	4,148	4,056	1.49
Nexus BidCo Inc. (4) (5) (6) (7)	S + 5.00%		2/11/2025	2/11/2031	788	(8)	(8)	—
Nexus BidCo Inc. (4) (5) (6) (7)	S + 5.00%	8.64%	2/11/2025	2/11/2031	539	30	29	0.01
Optimizely North America Inc. (5) (6) (7)	S + 5.00%	8.67%	10/30/2024	10/30/2031	15,456	15,326	14,960	5.49
Optimizely North America Inc. (4) (5) (6) (7)	S + 5.00%		10/30/2024	10/30/2031	2,745	(22)	(22)	(0.01)
PDI TA Holdings, Inc. (4) (5) (6)	S + 5.50%	9.17%	2/6/2024	2/3/2031	909	846	823	0.30
PDI TA Holdings, Inc. (5) (6) (8)	S + 3.50%	7.17%	2/6/2024	2/3/2031	11,203	11,185	10,867	3.99
Severin Acquisition, LLC (4) (5) (6)	S + 4.50%	8.18%	10/1/2024	10/1/2031	370	96	91	0.03
Severin Acquisition, LLC (5) (6) (8)	S + 2.50%	6.17%	10/1/2024	10/1/2031	2,993	2,969	2,838	1.04
Severin Acquisition, LLC (4) (5) (6)	S + 4.75%	8.42%	10/1/2024	10/1/2031	617	144	137	0.05
Sonatype, Inc. (5) (6)	S + 4.75%	8.42%	12/19/2024	1/19/2028	4,609	4,601	4,490	1.65
						121,791	119,286	43.77

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedules of Investments (continued)

March 31, 2026

(in thousands)

(Unaudited)

Investments-non-controlled/non-affiliated (1)	Reference Rate and Spread(2)	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Units(1)	Cost(3)	Fair Value	% of Net Assets
Direct Investments (continued)
Senior Secured Debt (continued)
Trading Companies & Distributors
Apex Service Partners, LLC (4) (5) (6)	S + 4.75%	8.42%	11/21/2025	10/24/2030	$4,120	$445	$445	0.16%
NFO Orange Buyer, LLC (4) (5) (6)	S + 4.50%		1/13/2026	1/13/2033	1,139	(5)	(5)	—
NFO Orange Buyer, LLC (4) (5) (6)	P + 3.50%	10.25%	1/13/2026	1/13/2033	760	148	148	0.05
NFO Orange Buyer, LLC (5) (6)	S + 4.50%	8.24%	1/13/2026	1/13/2033	5,317	5,291	5,293	1.94
PT Intermediate Holdings III, LLC (5) (6)	S + 4.75%	8.45%	4/9/2024	4/9/2030	21,026	20,988	20,973	7.70
PT Intermediate Holdings III, LLC (4) (5) (6)	S + 4.75%		4/9/2024	4/9/2030	1,162	(2)	(2)	—
						26,865	26,852	9.85
Total North America						$431,842	$428,437	157.21%

Asia - Pacific
Diversified Consumer Services
XCL Education Holdings Pte Ltd (5) (6) (7)	S + 6.50%	10.23%	4/29/2025	5/2/2030	$14,574	$14,383	$14,574	5.35%
						14,383	14,574	5.35
Total Asia - Pacific						$14,383	$14,574	5.35%
Total Senior Secured Debt						$446,225	$443,011	162.56%

Preferred Equity
North America
Capital Markets
Activant Capital Fund VI Warehouse Financing (5) (6) (7) (8) (9)	N/A	13.00%	10/10/2025		$5,861	$5,861	$5,931	2.18%
						5,861	5,931	2.18
Financial Services
Eclipse Buyer, Inc. (5) (6) (8) (9)	N/A	12.50%	9/5/2024		1,623	1,595	1,623	0.59
						1,595	1,623	0.59
Total North America						$7,456	$7,554	2.77%
Total Preferred Equity						$7,456	$7,554	2.77%
Total Direct Investments						$479,218	$476,280	174.77%

Partnership Investments
Partnership
North America
Financial Services
TPG Twin Brook Direct Lending Continuation Fund I, L.P. (5) (6) (7) (10)			8/7/2025			$7,131	$7,003	2.57%
						7,131	7,003	2.57
Total North America						$7,131	$7,003	2.57%
Total Partnership						$7,131	$7,003	2.57%
Total Partnership Investments						$7,131	$7,003	2.57%
Total Investments—non-controlled/non-affiliated						$486,349	$483,283	177.34%
Total Portfolio Investments						$486,349	$483,283	177.34%

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedules of Investments (continued)

March 31, 2026

(in thousands)

(Unaudited)

Investments-non-controlled/non-affiliated (1)	Reference Rate and Spread(2)	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Units(1)	Cost(3)	Fair Value	% of Net Assets
Cash Equivalents
BlackRock Liquidity Funds - Treasury Trust Fund		3.99%			33,696	$33,696	$33,696	12.36%
Total Cash Equivalents						$33,696	$33,696	12.36%
Total Portfolio Investments and Cash Equivalents						$520,045	$516,979	189.70%

(1)	Unless otherwise indicated, investments held by the Fund (which such term “Fund” shall include the Fund’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. dollars ("$" or "USD"). All investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount/units are presented for investments. Par amount is denominated in USD unless otherwise noted, Canadian Dollars (“CAD”).
(2)	Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C"), SOFR ("S") or an alternate base rate (commonly based on the U.S. Prime Rate ("P"), each of which generally resets periodically. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2026. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2026. As of March 31, 2026, the reference rates for our variable rate loans were the 3-month C at 2.29%, 1-month S at 3.66%, 3-month S at 3.68%, 6-month S at 3.70%, and the P at 6.75%.
(3)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on loan investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 7 “Commitments & Contingencies”.

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
AAH Topco, LLC	Delayed Draw Term Loan	12/22/2027	$1,284	$(13)
Apex Service Partners, LLC	Delayed Draw Term Loan	10/24/2030	3,656	(17)
Aptean Acquiror Inc.	Revolver	1/30/2031	754	(8)
Ascend Partner Services LLC	Revolver	8/11/2031	405	(3)
Ascend Partner Services LLC	Delayed Draw Term Loan	8/11/2031	6,254	(47)
Bullhorn, Inc.	Delayed Draw Term Loan	10/1/2029	714	(1)
Bullhorn, Inc.	Revolver	10/1/2029	448	(4)
Cerity Partners Equity Holding LLC	Revolver	7/28/2031	191	(1)
Cerity Partners Equity Holding LLC	Delayed Draw Term Loan	7/28/2031	3,544	(8)
Club Car Wash Operating, LLC	Delayed Draw Term Loan	6/16/2027	243	—
Cobalt Service Partners, LLC	Delayed Draw Term Loan	10/13/2031	1,043	(1)
Cobalt Service Partners, LLC	Revolver	10/13/2031	466	(4)
CorePower Yoga, LLC	Revolver	4/30/2031	370	(5)
CorePower Yoga, LLC	Delayed Draw Term Loan	4/30/2031	370	(5)
CSAFE Acquisition Company, Inc.	Revolver	3/8/2029	1,337	(4)
Denali Intermediate Holdings, Inc.	Revolver	8/26/2032	1,242	(11)
Denali Topco LLC	Delayed Draw Term Loan	8/26/2032	2,268	(21)
Denali Topco LLC	Revolver	8/26/2032	1,089	(10)
DigiCert, Inc.	Revolver	7/10/2030	1,285	(17)
Diligent Corporation	Delayed Draw Term Loan	8/2/2030	2,623	(14)
Diligent Corporation	Revolver	8/2/2030	1,364	(17)
Eclipse Buyer, Inc.	Delayed Draw Term Loan	9/8/2031	879	(7)
GS AcquisitionCo, Inc.	Revolver	5/25/2028	244	(12)
High Bar Brands Operating, LLC	Revolver	12/19/2029	649	(8)
Innovative Systems LLC	Delayed Draw Term Loan	8/20/2032	2,698	(37)
Innovative Systems LLC	Revolver	8/20/2032	1,124	(10)
IQN Holding Corp.	Revolver	5/2/2028	119	(2)
Kona Buyer, LLC	Delayed Draw Term Loan	7/23/2031	3,468	(15)
Kona Buyer, LLC	Revolver	7/23/2031	347	(2)
LegalX Holdings, LLC	Revolver	2/26/2032	1,237	(15)
LHS Borrower, LLC	Revolver	9/4/2031	600	(8)
Maple Acquisition, LLC	Revolver	5/30/2030	895	(9)
Maple Acquisition, LLC	Delayed Draw Term Loan	5/30/2031	1,193	(13)
Mobile Communications America, Inc.	Revolver	10/16/2029	743	(7)

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedules of Investments (continued)

March 31, 2026

(in thousands)

(Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2029	$2,415	$(6)
MRI Software LLC	Revolver	2/10/2028	939	(10)
Nelipak Holding Company	Delayed Draw Term Loan	3/26/2031	299	(2)
Nelipak Holding Company	Revolver	3/26/2031	642	(6)
Nexus BidCo Inc.	Delayed Draw Term Loan	2/11/2031	503	(6)
Nexus BidCo Inc.	Revolver	2/11/2031	788	(8)
NFO Orange Buyer, LLC	Revolver	1/13/2033	608	(3)
NFO Orange Buyer, LLC	Delayed Draw Term Loan	1/13/2033	1,139	(6)
Omega Systems Intermediate Holdings, Inc.	Delayed Draw Term Loan	1/15/2031	1,091	(10)
Omega Systems Intermediate Holdings, Inc.	Revolver	1/15/2031	415	(4)
Optimizely North America Inc.	Revolver	10/30/2031	2,745	(22)
Owl Acquisition, LLC	Delayed Draw Term Loan	4/19/2032	489	(7)
Owl Acquisition, LLC	Revolver	4/19/2032	1,047	(14)
PDI TA Holdings, Inc.	Revolver	2/3/2031	61	(2)
People Corporation	Delayed Draw Term Loan	2/18/2031	1,299	(380)
Phynet Dermatology LLC	Revolver	10/20/2029	20	(1)
PMA Parent Holdings, LLC	Revolver	1/31/2031	2,823	(12)
Premier Care Dental Management, LLC	Delayed Draw Term Loan	8/7/2028	437	(4)
Premier Care Dental Management, LLC	Revolver	5/5/2028	1,150	(6)
Propio LS, LLC	Revolver	5/10/2030	159	(3)
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	4/9/2030	1,162	(2)
RCP Nats Purchaser, LLC	Delayed Draw Term Loan	3/19/2032	405	(1)
RCP Nats Purchaser, LLC	Revolver	3/19/2032	708	(6)
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	706	(11)
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	2,381	(6)
Rialto Management Group, LLC	Revolver	12/5/2030	224	(2)
Riverside Assessments, LLC	Revolver	3/19/2031	498	(8)
RLDatix Holdings (USA), Inc.	Delayed Draw Term Loan	4/30/2031	2,067	(30)
Ruby Buyer, LLC	Revolver	12/21/2029	1,544	(24)
Severin Acquisition, LLC	Delayed Draw Term Loan	10/1/2031	468	(9)
Severin Acquisition, LLC	Revolver	10/1/2031	271	(5)
Thompson Safety LLC	Revolver	6/25/2032	574	(5)
Thompson Safety LLC	Delayed Draw Term Loan	6/25/2032	5,721	(46)
Ultra Holdco Parent, LLC	Revolver	7/1/2032	724	(6)
Ultra Holdco Parent, LLC	Delayed Draw Term Loan	7/1/2032	1,932	(17)
YI, LLC	Revolver	12/3/2029	1,408	(17)
			$85,008	$(1,063)

(5)	Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of March 31, 2026 the aggregate fair value of these securities is $483,283 or 177.34% of the Fund’s net assets. See Note 2 “Significant Accounting Policies.”
(6)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(7)	The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of March 31, 2026, non-qualifying assets totaled 18.45% of the Fund’s total assets.
(8)	All or a portion of the interest on this position is paid-in-kind (PIK).
(9)	The investment is ongoing in nature with no contractual maturity date.
(10)	Non-income producing.

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedules of Investments

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

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedules of Investments (continued)

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

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedules of Investments (continued)

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

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedules of Investments (continued)

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

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedules of Investments (continued)

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

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedules of Investments (continued)

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

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedules of Investments (continued)

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

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Notes to Consolidated Financial Statements

March 31, 2026

(in thousands, except unit and per share amounts)

(Unaudited)

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

Non-Accrual Investments

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Fund may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of March 31, 2026, and December 31, 2025, there were no loans placed on non-accrual status.

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

The Adviser, as “valuation designee” under Rule 2a-5, determines the fair value of the Fund’s investments in conformity with U.S. GAAP, Rule 2a-5, and the Fund’s Valuation Procedures. As permitted by the Valuation Procedures, the Adviser values the Fund's non-traded Investments in consultation with persons who are employees of the Adviser's parent company or one of its subsidiaries. The Valuation Procedures require evaluation of all relevant factors reasonably available to the Adviser and its affiliates at the time the Fund’s non-traded Investments are valued.

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

The Adviser and certain of its affiliates act as investment advisers to clients other than the Fund. However, the valuation attributed to a non-traded Investment held by the Fund and to the same non-traded Investment held by another client, one of the Adviser's affiliates, or by a client of one of its affiliates might differ due to differences in accounting, regulatory or other factors applicable to the Fund, to such other client or the Adviser's affiliate.

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
22

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

Receivables/Payables From Investments Sold/Purchased

Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Fund for transactions that have not settled at the reporting date. As of March 31, 2026, and December 31, 2025, the Fund had $57 thousand and $112 thousand of receivables for investments sold respectively. As of March 31, 2026, and December 31, 2025, the Fund had $2,538 thousand and $0 of payables for investments purchased respectively.

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

Income Taxes

The Fund recognizes tax positions in its consolidated financial statements only when it is more likely than not that the relevant taxing authority will, upon examination, sustain the position based on its merits. A position that meets this standard is measured at the maximum benefit that will more likely than not be realized upon settlement. The Fund classifies any interest expense related to income taxes in income tax expense, and any income tax penalties under expenses in the Consolidated Statements of Operations. For the three months ended March 31, 2026, and March 31, 2025, the Fund did not incur any interest or penalties.

State and federal deferred income tax assets or liabilities are computed based on the difference between the consolidated financial statement and income tax bases of assets and liabilities, using the enacted statutory tax rate. Deferred income tax expenses or benefits are based on the changes in the assets and liabilities from period to period.

The Fund’s tax positions have been reviewed based on applicable statutes of limitation for tax assessments, which may vary by jurisdiction. Based on this review, the Fund has concluded that the Fund’s net deferred tax liability at March 31, 2026, was $0 and December 31, 2025, was $265 thousand. This deferred tax liability primarily represents the estimated future tax liability that would be due if the unrealized gains were realized as of the balance sheet date. The Fund is subject to potential examination by certain taxing authorities in various jurisdictions. The Fund’s tax positions are subject to ongoing interpretation of laws and regulations by taxing authorities.

The Fund will file tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, The Fund is subject to examination by U.S. federal, state, local and foreign jurisdictions, where applicable. As of March 31, 2026, the tax years from the initial period forward remain subject to examination by the major tax jurisdictions under the statute of limitations.

The Fund elected to be regulated as a BDC under the 1940 Act on December 19, 2025. In addition, for U.S. federal income tax purposes, the Fund intends to elect and qualify each taxable year hereafter, to be treated as a RIC under Subchapter M of the Code, beginning with its fiscal year ending December 31, 2026. So long as the Fund maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as distributions. Rather, any tax liability related to income earned and distributed by the Fund would represent obligations of the Fund’s investors and would not be reflected in the consolidated financial statements of the Fund. Income earned or loss incurred by the Fund prior to qualifying as a RIC is not attributable to the shareholders of the RIC. As such, income or loss from this period is excluded from the RIC's taxable income calculation.

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

Distributions and Distribution Reinvestment Plan

Distributions to members will be recorded on the record date. Income dividends and gain distributions are determined in accordance with income tax rules and regulations that may differ in various (or significant) respects from generally accepted accounting principles. Certain capital accounts in the consolidated financial statements have been adjusted for permanent book-tax differences. These adjustments have no impact on net asset values or results of operations. The Fund has adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash distributions declared on behalf of members who do not elect to receive their distributions in cash. As a result, if a cash distribution or other distribution is authorized and declared, then members who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional units, rather than receiving the cash distribution or other distribution. Distributions on fractional units will be credited to each participating member’s account to three decimal places.

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

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09")," which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The adoption of this ASU did not have a material impact to the Fund's consolidated financial statements.

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

For the three months ended March 31, 2026, and March 31, 2025, the Fund incurred base management fees of $683 thousand of which $0 was waived and $438 thousand of which $0 was waived, respectively.

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

For the three months ended March 31, 2026, and March 31, 2025, the Fund incurred incentive fees of $0 thousand of which $0 was waived, and $352 thousand of which $0 was waived respectively.

Expense Support and Conditional Reimbursement Agreement

On August 31, 2023, the Fund entered into an expense support and conditional reimbursement agreement with the Adviser (the “Expense Support Agreement”). Under the terms of the Expense Support Agreement, the Adviser (i) shall pay a portion of the Fund’s Other Operating Expenses (as defined below) to the effect that such expenses do not exceed 1.00% (on annualized basis) of the Fund’s Aggregate Capital Commitments, and (ii) may elect to pay an additional portion of the Fund’s expenses from time to time, which the Fund will be obligated to reimburse to the Adviser at a later date if certain conditions are met. "Aggregate Capital Commitments" means the sum of all capital commitments made pursuant to subscription agreements between investors and the Fund, and all amounts paid to the Fund by upfront cash payments in connection with investors purchase of the Fund's units. “Other Operating Expenses” means the Fund’s organization and offering expenses, professional fees, directors fees, administration fees, and other general and administrative expenses, but excluding the Base Management Fee, taxes, interest expense, brokerage commissions, transaction-related expenses arising out of investments made by the Fund, credit facility arrangement fees, servicing fees and the Incentive Fees.

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

For the three months ended March 31, 2026, and March 31, 2025, the Adviser made no support payments on behalf of the Fund. For the three months ended March 31, 2026, and March 31, 2025, the Fund made no reimbursement payments to the Adviser.

As of March 31, 2026, and December 31, 2025, the Fund had a receivable from the Adviser for expense support payments of $0 and $0, respectively.

Board of Directors' Fees

The Fund pays an annual fee to each Independent Director of $40 thousand. The Fund pays an additional annual fee of $10 thousand to the Chairman of the Board, the Chairman of the Audit Committee, the Chairman of the Nominating Committee, and to each Independent Director that is not the Chair of a Committee. The Fund also reimburses the expenses of the Independent Directors incurred in connection with their services as Independent Directors. The Independent Directors do not receive any pension or retirement benefits from the Fund.

Note 4. Investments

The composition of the Fund's investment portfolio (excluding cash equivalents) at cost and fair value as of March 31, 2026, and December 31, 2025 were as follows:

	March 31, 2026
Investment Type	Cost	Fair Value	% of Total Investments at Fair Value
Asset Backed Securities	$25,537	$25,715	5.32%
Senior Secured Debt	446,225	443,011	91.67
Preferred Equity	7,456	7,554	1.56
Partnership	7,131	7,003	1.45
Total investments	$486,349	$483,283	100.00%

	December 31, 2025
Investment Type	Cost	Fair Value	% of Total Investments at Fair Value
Asset Backed Securities	$10,008	$10,047	2.19%
Senior Secured Debt	431,960	433,567	94.59
Preferred Equity	7,270	7,368	1.61
Partnership	7,399	7,364	1.61
Total investments	$456,637	$458,346	100.00%

The industry composition of investments (excluding cash equivalents) based on fair value as of March 31, 2026, and December 31, 2025 were as follows:

March 31, 2026
Software	24.69%
Health Care Providers & Services	10.94
Professional Services	9.73
IT Services	8.59
Capital Markets	6.15
Diversified Consumer Services	5.56
Trading Companies & Distributors	5.56
Industrial Conglomerates	5.32
Financial Services	4.03
Commercial Services & Supplies	3.69
Electrical Equipment	2.95
Machinery	2.79
Building Products	2.11
Health Care Technology	1.99
Health Care Equipment & Supplies	1.78
Hotels, Restaurants & Leisure	1.32
Electronic Equipment, Instruments & Components	1.23
Automobile Components	0.85
Containers & Packaging	0.56
Interactive Media & Services	0.16
Total	100.00%

December 31, 2025
Software	25.17%
Health Care Providers & Services	11.26
IT Services	9.21
Professional Services	8.93
Capital Markets	6.42
Diversified Consumer Services	5.19
Trading Companies & Distributors	4.55
Financial Services	4.34
Electronic Equipment, Instruments & Components	4.28
Commercial Services & Supplies	3.34
Electrical Equipment	3.12
Machinery	2.90
Building Products	2.21
Industrial Conglomerates	2.19
Health Care Technology	2.14
Health Care Equipment & Supplies	1.88
Hotels, Restaurants & Leisure	1.39
Automobile Components	0.91
Containers & Packaging	0.57
Total	100.00%

The geographic composition of investments (excluding cash equivalents) at cost and fair value as of March 31, 2026, and December 31, 2025 were as follows:

	March 31, 2026
Geographic	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
North America	$471,966	$468,709	96.98%	171.99%
Asia - Pacific	14,383	14,574	3.02	5.35
Total	$486,349	$483,283	100.00%	177.34%
28

	December 31, 2025
Geographic	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
North America	$444,517	$446,164	97.34%	162.34%
Asia - Pacific	12,120	12,182	2.66	4.43
Total	$456,637	$458,346	100.00%	166.77%

Note 5. Fair Value Measurement

The following tables present the fair value hierarchy of investments as of March 31, 2026, and December 31, 2025, categorized by the ASC 820 valuation hierarchy, as previously described:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Asset Backed Securities	$—	$—	$25,715	$25,715
Senior Secured Debt	—	—	443,011	443,011
Preferred Equity	—	—	7,554	7,554
Partnership	—	—	7,003	7,003
Total	$—	$—	$483,283	$483,283

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Asset Backed Securities	$—	$—	$10,047	$10,047
Senior Secured Debt	—	—	433,567	433,567
Preferred Equity	—	—	7,368	7,368
Partnership	—	—	7,364	7,364
Total	$—	$—	$458,346	$458,346

The following tables present the change in the fair value of financial instruments for the three months ended March 31, 2026, and March 31, 2025, for which Level 3 inputs were used to determine the fair value:

For the Three Months Ended March 31, 2026	Asset Backed Securities	Senior Secured Debt	Preferred Equity	Partnership	Total Investments
Fair value, beginning of period	$10,047	$433,567	$7,368	$7,364	$458,346
Purchases, including capitalized PIK	18,861	29,134	186	—	48,181
Proceeds from sales of investments and principal repayments	(3,328)	(15,260)	—	(267)	(18,855)
Accretion of discount/amortization of premium	(1)	343	—	—	342
Net realized gain (loss)	(3)	47	—	—	44
Net change in unrealized appreciation (depreciation)	139	(4,820)	—	(94)	(4,775)
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—	—
Fair value, end of period	$25,715	$443,011	$7,554	$7,003	$483,283
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of March 31, 2026	$139	$(4,708)	$—	$(94)	$(4,663)
29

For the Three Months Ended March 31, 2025	Senior Secured Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$327,122	$1,343	$328,465
Purchases, including capitalized PIK	29,472	—	29,472
Proceeds from sales of investments and principal repayments	(15,415)	—	(15,415)
Accretion of discount/amortization of premium	469	—	469
Net realized gain (loss)	39	—	39
Net change in unrealized appreciation (depreciation)	(142)	28	(114)
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Fair value, end of period	$341,545	$1,371	$342,916
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of March 31, 2025	$(142)	$28	$(114)

(1)	For the period ended March 31, 2026, and 2025, there were no transfers into or out of Level 3.

In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Fund’s Level 3 investments as of March 31, 2026, and December 31, 2025. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Fund’s determination of fair value.

	March 31, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range from		Range to		Weighted Average(1)
Asset Backed Securities	$25,715	Reported fair value	Reported fair value	N/A		N/A		N/A
Senior Secured Debt	335,512	Discounted cash flow	Discount factor	8.13%		18.87%		10.13%
	17,551	Market comparable companies	Enterprise value to EBITDA multiple	8.04	x	19.10	x	11.70	x
	76,912	Broker Quotes	Indicative quotes for an inactive market	N/A		N/A		N/A
	13,036	Recent financing/transaction	Recent transaction price	N/A		N/A		N/A
Preferred Equity	7,554	Discounted cash flow	Discount factor	13.14%		13.75%		13.62%
Partnership	7,003	Adjusted reported net asset value	Reported net asset value	N/A		N/A		N/A
Total	$483,283

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range from	Range to	Weighted Average(1)
Asset Backed Securities	$10,047	Reported fair value	Reported fair value	N/A	N/A	N/A
Senior Secured Debt	315,113	Discounted cash flow	Discount factor	7.87%	14.56%	9.35%
	118,296	Broker Quotes	Indicative quotes for an inactive market	N/A	N/A	N/A
	158	Recent financing/transaction	Recent transaction price	N/A	N/A	N/A
Preferred Equity	7,368	Discounted cash flow	Discount factor	12.52%	13.76%	13.48%
Partnership	7,364	Adjusted reported net asset value	Reported net asset value	N/A	N/A	N/A
Total	$458,346

(1)	Weighted averages are calculated based on fair value of investments.

The Fund used the income approach to determine the fair value of certain Level 3 assets as of March 31, 2026, and December 31, 2025. The significant unobservable inputs used in the income approach is the comparative yield and discount rate. The comparative yield and discount rate is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value.

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

Note 6. Debt

The following tables present the Fund’s outstanding debt as of March 31, 2026, and December 31, 2025:

	As of March 31, 2026
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Fair Value (2)
NatWest Credit Facility	$275,000	$243,000	$243,000	$243,000
Total Debt	$275,000	$243,000	$243,000	$243,000

	As of December 31, 2025
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Fair Value (2)
NatWest Credit Facility	$275,000	$226,000	$226,000	$226,000
Total Debt	$275,000	$226,000	$226,000	$226,000

(1)	Carrying value of these debt obligations generally approximate fair value due to their variable interest rates.
(2)	The fair value of these debt obligations would be categorized as Level 2 under ASC 820-10.

A summary of contractual maturities of our debt obligations was as follows as of March 31, 2026, and December 31, 2025:

	As of March 31, 2026
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
NatWest Credit Facility	$243,000	$243,000	$—	$—	$—
Total Debt Obligations	$243,000	$243,000	$—	$—	$—

	As of December 31, 2025
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
NatWest Credit Facility	$226,000	$226,000	$—	$—	$—
Total Debt Obligations	$226,000	$226,000	$—	$—	$—

NatWest Credit Facility

The following wholly-owned subsidiaries of Partners Group Lending Fund, LLC have entered into secured financing facilities as of March 31, 2026: Partners Group BDC Finance I, LLC and Partners Group Revolver Pooling BDC, LLC each, a special purpose vehicle (“SPV”) and collectively, the (“SPVs”).

On February 14, 2024, the (“SPVs”) entered into a senior secured revolving credit agreement (as amended, the “NatWest Credit Agreement” or “NatWest Credit Facility”) as Borrowers, with Partners Group Lending Fund, LLC, as Parent, State Street Bank and Trust Company (“State Street”), as Facility Agent and Collateral Agent, and NatWest Markets Plc ("NatWest") as Arranger and Lender. The original facility amount under the NatWest Credit Agreement was $175.0 million. On May 7, 2024, the Fund entered into Amendment No.1 to the NatWest Credit Agreement. Under Amendment No. 1 the total facility amount under the NatWest Credit Facility was increased to $275 million. On January 14, 2025, the Fund entered into Amendment No. 2 to the NatWest Credit Agreement, to, among other things, amend the applicable margins of (1) EUR borrowings from 2.55% to 2.30% per annum, (2) GBP borrowings from 2.65% to 2.30% per annum, (3) USD borrowings from 2.85% to 2.40% per annum, (4) CAD borrowings from 3.15% to 2.70% per annum, and (5) AUD borrowings from 3.00% to 2.70% per annum. On November 26, 2025, the Fund entered into Amendment No. 3 to the NatWest Credit Agreement, to, among other things, amend the applicable margins of (1) EUR borrowings from 2.30% to 2.10% per annum, (2) GBP borrowings from 2.30% to 2.10% per annum, (3) USD borrowings from 2.40% to 2.10% per annum, (4) CAD borrowings from 2.70% to 2.10% per annum, and (5) AUD borrowings from 2.70% to 2.10% per annum. The NatWest Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of March 31, 2026 and December 31, 2025, the Fund was in compliance with all covenants and other requirements of the NatWest Credit Facility.

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

As of March 31, 2026, and December 31, 2025, there were $243 million and $226 million of borrowings outstanding under the NatWest Credit Facility, respectively. The components of interest expense related to the NatWest Credit Facility were as follows:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Borrowing interest expense	$3,347	$3,058
Commitment and Facility fees	98	194
Amortization of deferred financing costs	82	88
Total interest and debt financing expense	$3,527	$3,340

For the three months ended March 31, 2026, and March 31, 2025, the Fund had total average debt of $230 million at a weighted average interest rate of 5.90% and $179.0 million at a weighted average interest of 6.94%, respectively.

MUFG Credit Facility

On September 22, 2023, the Fund entered into credit facility agreement (the "MUFG Credit Facility") as Borrower, with Standard Chartered Bank, as Agent, Partners Group Access Finance Limited, as Obligors' Agent, and MUFG Bank Ltd., as Lender. The facility amount under the MUFG Credit Facility is $80.0 million. The MUFG Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

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

As of March 31, 2026 and December 31, 2025, there were $0 and $0 of borrowings outstanding under the MUFG Credit Facility, respectively. The components of interest expense related to the MUFG Credit Facility were as follows:

	For the three months Ended March 31, 2026	For the three months Ended March 31, 2025
Borrowing interest expense	$—	$—
Commitment and Facility fees	—	—
Amortization of deferred financing costs	—	—
Total interest and debt financing expense	$—	$—

For the three months ended March 31, 2026, the Fund had total average debt of $0 at a weighted average interest rate of 0%. For the three months ended March 31, 2025 the fund had total average debt of $0 million at a weighted average interest rate of 0%.

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

The Fund's investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require the Fund to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2026, and December 31, 2025, the Fund had the following unfunded delayed draw term loans and revolvers:

Par Value as of March 31, 2026
Unfunded delayed draw commitments	$52,753
Unfunded revolving commitments	32,255
Total unfunded commitments	$85,008

Par Value as of December 31, 2025
Unfunded delayed draw commitments	$61,048
Unfunded revolving commitments	32,952
Total unfunded commitments	$94,000

The Fund's investment portfolio may also contain Partnership Investments which require the Fund to provide capital when called from the portfolio companies in accordance with the underlying partnership agreements. As of March 31, 2026, the Fund had funded $7.4 million or 93.0% of the $8.0 million total commitments to Partnership Investments. As of December 31, 2025, the Fund had funded $7.4 million or 93.0% of the $8.0 million total commitments to Partnership Investments.

From time to time, the Fund may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026, and December 31, 2025, management is not aware of any pending or threatened material litigation.

Note 8. Segment Reporting

The Fund operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and preferred equity. The chief operating decision maker ("CODM") is comprised of the Fund's lead portfolio managers and the Fund's President and Chief Financial Officer. The Fund represents a single operating segment, as the CODM monitors and assesses the operating results of the Fund as a whole, based on a defined investment objective of the Fund. The Fund’s portfolio composition, total returns, expense ratios and changes in net assets, as stated in the consolidated financial statements, are used by the CODM to assess segment performance and allocate resources. The accompanying consolidated financial statements detail the Fund's segment assets, liabilities, revenues, and expenses.

Note 9. Net Assets

On December 17, 2025, the Fund adopted the Multiple Class Plan which established four classes of units known as Class I Units, Class M Units, Class A Units, and Class S Units, authorized to be issued. Containing the same rights and features as the new Class I Units, previously issued common units were transferred to Class I Units once established. As of March 31, 2026, there were no Class A, or Class S units outstanding.

Equity Issuance

During the three months ended March 31, 2026, the Fund received $0.5 million in proceeds relating to the issuance of Class I units for subscriptions.

During the three months ended March 31, 2026, the Fund received $0.2 million in proceeds relating to the issuance of Class M units for subscriptions.

During the year ended December 31, 2025, the Fund received $114.0 million in proceeds relating to the issuance of common units for subscriptions. $10.4 million of the $114.0 million in proceeds were contributed by Partners Group Finance USD IC Limited, a related party of the Adviser and the Fund.

Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase units up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw-down notice. The Adviser, however, may waive the minimum Capital Commitment at its discretion. As of December 31, 2025, the Fund had total Capital Commitments of $275.0 million, of which 0.0% or $0 million is unfunded.

The following table summarizes the total units issued and amount received related to the offer and sale of units made pursuant to Section 4(a)(2) of the “Securities Act, Regulation D promulgated thereunder and other available exemptions from the registration requirements of the Securities Act to investors who are “accredited investors” within the meaning of Regulation D under the Securities Act during the three months ended March 31, 2026:

	For the three months ended March 31, 2026
	Units	Amount
Class I	326,369	$500
Class M	110,928	170
Total subscriptions	437,297	$670

The following table summarizes the total units issued and amount received related to capital drawdowns delivered pursuant to the subscription agreements during the three months ended March 31, 2025:

For the three months ended March 31, 2025
	Units	Amount
Common Units	—	$—
Total subscriptions	—	$—

Distributions

The following table summarizes distributions declared during the three months ended March 31, 2026:

			Class I
Date Declared	Record Date	Payment Date	Distributions per Share	Total Distributions
March 27, 2026	March 26, 2026	April 30, 2026	$0.0364	$6,625

			Class M
Date Declared	Record Date	Payment Date	Distributions per Share	Total Distributions
March 27, 2026	March 26, 2026	April 30, 2026	$0.0364	$4

For the three months ended March 31, 2025, the Fund did not make any distributions.

Distribution Reinvestment

During the three months ended March 31, 2026, $1.6 million of distributions was reinvested through the issuance of Class I units. For the three months ended March 31, 2025, the Fund did not make any Distribution Reinvestment.

Note 10. Earnings per unit

The following table sets forth the computation of basic and diluted earnings per unit for the three months ended March 31, 2026, and March 31, 2025:

	For the three months ended March 31, 2026
	Class I	Class M
Net increase (decrease) in net assets resulting from operations	$2,020	$1
Weighted average units outstanding (basic and diluted) (1)	181,494,601	57,080
Increase in net assets resulting from operations per unit (basic and diluted) (1)	$0.02	$0.02

For the three months ended March 31, 2025
Common units
Net increase (decrease) in net assets resulting from operations	$3,543
Weighted average units outstanding (basic and diluted) (1)	110,180,952
Increase in net assets resulting from operations per unit (basic and diluted) (1)	$0.03

(1)	The Fund completed a 5-for-1 stock split effective February 27, 2026, the weighted average units outstanding and per unit values have been adjusted retroactively to reflect the split for all periods presented.
35

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

Prior to the period in which the Fund elected to be treated as a RIC, Partners Group Lending Fund, LLC was classified as an association taxable as a Corporation for U.S. federal tax purposes. Partners Group BDC Finance I, LLC and Partners Group Revolver Pooling BDC, LLC are treated as disregarded entities and, as such, all activities at these entities shall be reported and taxed on Partners Group Lending Fund, LLC’s U.S. federal tax return. For the tax year ended December 31, 2025, in accordance with U.S. federal tax laws, Partners Group Lending Fund, LLC’s taxable income is subject to federal taxes at a 21% rate and state taxes at a 0% rate.

ASC Topic 740, “Accounting for Uncertainty in Income Taxes” (“ASC 740”) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior years, as applicable), the Adviser has concluded that the Fund does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities.

As of March 31, 2026, and the year ended December 31, 2025, for U.S. federal income tax purposes, the Fund’s aggregate unrealized appreciation and depreciation on its investments based on cost were as follows:

	March 31, 2026	December 31, 2025
Tax Cost	$487,720	$456,637
Gross unrealized appreciation	550	2,886
Gross unrealized depreciation	(4,987)	(1,177)
Net unrealized investment appreciation	$(4,437)	$(1,709)

The tax cost of the Fund’s investments as of December 31, 2025, approximates their amortized cost. The tax cost of the Fund's investments as of March 31, 2026 is inclusive of the step-up in basis due to the deemed sale election made by the Fund in conjunction with its intent to elect to be treated as a RIC under the Code.

The Fund’s income tax provision consists of the following for the three months ended March 31, 2026, and March 31, 2025:

	March 31, 2026	March 31, 2025
Current Tax Expense (Benefit)
Federal	$—	$943
State	—	—
Total Current Tax Expense (Benefit)	$—	$943

Deferred Tax Expense (Benefit)
Federal	$—	$—
State	—	—
Total Deferred Tax Expense (Benefit)	$—	$—
36

Components of the Fund's Deferred Tax Benefits and Expense as of March 31, 2026, and the year ended December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Deferred Income Tax Liabilities:
Unrealized Gain on Investments	$—	$(357)
Subtotal Deferred Income Tax Liabilities	$—	$(357)

Deferred Income Tax Assets:
Capitalized Organization Costs	$—	$92
Subtotal Deferred Income Tax Assets	$—	$92

Total Net Deferred Income Tax Asset (Liability)	$—	$(265)

The Fund's reported income taxes approximate the expected amount based on federal statutory rates for the three months ended March 31, 2026, and March 31, 2025:

March 31, 2026
	Amount	Percent
U.S. Federal Income Tax Expense At Statutory Rate	$—	—%
U.S. state income taxes (1)	—	—
Non-Taxable Or Non-Deductible Items
Other	—	—%
Total Current Tax Expense (Benefit)	$—	—%

	March 31, 2025
	Amount	Percent
U.S. Federal Income Tax Expense At Statutory Rate	$943	21%
U.S. state income taxes (1)	—	—
Non-Taxable Or Non-Deductible Items
Other	—	—%
Total Current Tax Expense (Benefit)	$943	21%

Income Tax Paid By Jurisdiction

	March 31, 2026	March 31, 2025
U.S. Federal	$—	$—
U.S. State(1)	—	—
Total Income Taxes Paid	$—	$—

(1)	State cash tax paid is not applicable as there are no state filing requirements for the Fund as of March 31, 2026, nor were any state filing requirements identified as of March 31, 2025.

For the tax period ended March 31, 2026, the Fund had $6.6 million in distributions declared of which $5.6 million is characterized as qualified interest income and $1.0 million is, characterized as ordinary dividends. Due to the Fund's intention to elect and qualify as a RIC under the Code, beginning with its fiscal year ending December 31, 2026, the Fund did not have any distributable earnings on a tax basis as of March 31, 2026.

Note 12. Consolidated Financial Highlights

Below is the schedule of financial highlights of the Fund for the three months ended March 31, 2026, and March 31, 2025:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Class I
Per Unit Data:(1)(2)(3)
Net asset value, beginning of period	$1.52	$1.54
Issuance of units	—	—
Income from investment operations:
Net investment income (loss)	0.04	0.03
Net realized and unrealized gains (losses) on investments(4)	(0.02)	—
Net increase (decrease) in net assets resulting from operations	0.02	0.03
Distributions to members(5)	(0.04)	—
Total increase (decrease) in net assets	(0.02)	0.03
Net asset value, end of period	$1.50	$1.57
Units outstanding, end of period(3)	182,008,435	110,180,952
Total return based on NAV (6)(7)	0.73%	2.09%

Ratio/Supplemental Data:
Net assets, end of period	$272,362	$172,810
Ratio of total expenses before incentive fees to average net assets(8)	6.59%	11.52%
Ratio of total expenses after incentive fees to average net assets(8)	6.59%	11.72%
Ratio of net investment income (loss) before waivers to average net assets(8)	9.86%	9.13%
Ratio of net investment income (loss) after waivers to average net assets(8)	9.86%	9.13%
Ratio of incentive fees to average net assets(7)	—%	0.20%
Portfolio turnover rate(7)	3.98%	4.63%
Asset coverage ratio(9)	212.15%	191.43%

(1)	The per unit data was derived by using the weighted average units outstanding during the applicable period.
(2)	Ratios calculated with Net Assets excluding the Non-Controlling Interest.
(3)	The Fund completed a 5-for-1 stock split effective February 27, 2026, the per unit data and units outstanding have been adjusted retroactively to reflect the split for all periods presented.
(4)	Net realized and unrealized gains and losses per unit in this caption are balancing amounts necessary to reconcile the change in net asset value (“NAV”) per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statements of Operations due to unit transactions during the period.
(5)	The per unit data for distributions is the actual amount of distributions paid or payable per common unit outstanding during the entire period.
(6)	Total return based on NAV is calculated as the change in NAV per unit during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s dividend reinvestment plan.
(7)	Not annualized.
(8)	Annualized, except for incentive fees.
(9)	Asset coverage ratio is equal to (i) total assets, less liabilities excluding indebtedness represented by senior securities, divided by (ii) the aggregate amount of senior securities representing indebtedness at the end of the period.
38

For the period from January 1, 2026(10) to March 31, 2026
Class M
Per Unit Data:(1)(2)(3)
Net asset value, beginning of period	$—
Issuance of units	1.52
Income from investment operations:
Net investment income (loss)	0.04
Net realized and unrealized gains (losses) on investments(4)	(0.02)
Net increase (decrease) in net assets resulting from operations	0.02
Distributions to members(5)	(0.04)
Total increase (decrease) in net assets	1.50
Net asset value, end of period	$1.50
Units outstanding, end of period(3)	110,928
Total return based on NAV (6)(7)	0.73%

Ratio/Supplemental Data:
Net assets, end of period	$166
Ratio of total expenses before incentive fees to average net assets(8)	6.62%
Ratio of total expenses after incentive fees to average net assets(8)	6.62%
Ratio of net investment income (loss) before waivers to average net assets(8)	9.91%
Ratio of net investment income (loss) after waivers to average net assets(8)	9.91%
Ratio of incentive fees to average net assets(7)	—%
Portfolio turnover rate(7)	3.98%
Asset coverage ratio(9)	212.15%

(1)	The per unit data was derived by using the weighted average units outstanding during the applicable period.
(2)	Ratios calculated with Net Assets excluding the Non-Controlling Interest.
(3)	The Fund completed a 5-for-1 stock split effective February 27, 2026, the per unit data and units outstanding have been adjusted retroactively to reflect the split for all periods presented.
(4)	Net realized and unrealized gains and losses per unit in this caption are balancing amounts necessary to reconcile the change in net asset value (“NAV”) per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statements of Operations due to unit transactions during the period.
(5)	The per unit data for distributions is the actual amount of distributions paid or payable per common unit outstanding during the entire period.
(6)	Total return based on NAV is calculated as the change in NAV per unit during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s dividend reinvestment plan.
(7)	Not annualized.
(8)	Annualized, except for incentive fees.
(9)	Asset coverage ratio is equal to (i) total assets, less liabilities excluding indebtedness represented by senior securities, divided by (ii) the aggregate amount of senior securities representing indebtedness at the end of the period.
(10)	Commencement of operations.

Note 13. Subsequent Events

The Fund’s management evaluated subsequent events through the date of issuance of these consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, these consolidated financial statements, except as discussed below.

Expense Support and Conditional Reimbursement Agreement

On April 1, 2026, the Fund and the Adviser entered into an Amended and Restated Expense Support and Conditional Reimbursement Agreement (the “Amended Expense Agreement”), which amended certain provisions of the Expense Support Agreement.

Under the Expense Support Agreement, the Adviser waived the Base Management Fee, paid and/or absorbed a portion of the Fund’s Other Operating Expenses in order that such expenses do not exceed 1.00% (on an annualized basis) of the Fund’s Aggregate Capital Commitments (as such terms were defined in the Expense Support Agreement, and, such limit, the “Expense Limitation”).

The Amended Expense Agreement modifies the Expense Limitation such that Other Operating Expenses shall not exceed 1.00% of the Fund’s net asset value rather than capital commitments. The Amended Expense Agreement has a term of one year and will automatically renew for additional one-year periods unless terminated on 30 days’ written notice.

Subscriptions

As of April 1, 2026, the Fund sold its Class M and Class I units (the “Units”) as listed in the table below. The number of Units to be issued was finalized on April 28, 2026. The offer and sale of the Units was made pursuant to Section 4(a)(2) of the Securities Act, Regulation D promulgated thereunder and other available exemptions from the registration requirements of the Securities Act to investors who are “accredited investors” within the meaning of Regulation D under the Securities Act.

Unit Class	Units	Amount
Class I	28,640,070	$42,857
Class M	92,464	138
	28,732,534	$42,995

The Fund received $59.9 thousand of net proceeds relating to the issuance of Class I and Class M units for subscriptions effective May 1, 2026. The number of units to be issued for subscriptions effective May 1, 2026 has not yet been determined since the issuance price is not yet finalized at the date of this filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We initially incorporated as a Delaware corporation on June 16, 2022, and we filed a certificate of conversion with the Delaware Secretary of State to convert into a Delaware limited liability company on July 12, 2023. We are externally managed by the Adviser, which manages our day-to-day operations and provides us with investment advisory services pursuant to the terms of the Amended and Restated Investment Advisory Agreement. The Adviser is registered as an investment adviser with the SEC. We have elected to be treated, and intend to qualify each taxable year hereafter as a RIC under Subchapter M of the Code.

The Adviser oversees (subject to the oversight of the members of the Board, a majority of whom are not “interested persons” of either the Fund or the Adviser, as that term is defined in Section 2(a)(19) of the 1940 Act) the management of our operations and is responsible for making investment decisions with respect to our portfolio pursuant to the terms of the Amended and Restated Investment Advisory Agreement. Under the Amended and Restated Investment Advisory Agreement, we have agreed to pay the Adviser the Base Management Fee as well as the Incentive Fee based on our investment performance.

Recent Developments

On April 1, 2026 we entered into an Amended and Restated Expense Support and Conditional Reimbursement Agreement (the “Amended Expense Agreement”) with the Adviser, which amended certain provisions of the original Expense Support and Conditional Reimbursement Agreement dated August 31, 2023 (the “Original Agreement”). The Amended Expense Agreement modified the Expense Limitation such that Other Operating Expenses shall not exceed 1.00% of the Fund’s net asset value rather than capital commitments.

On February 27, 2026, the Fund completed a 5-for-1 stock split. The common units and net asset value per unit have been adjusted retroactively to reflect the split for all periods presented.

Key components of our results of operations

Investments

Our investment objectives are to generate attractive risk-adjusted returns and current income by primarily investing in a geographically and industrially well-balanced and broadly distributed portfolio of primarily senior secured loans, which will typically pay interest composed of SOFR/EURIBOR/CORRA/other base rates, plus a margin, to private middle market U.S. companies. As part of our strategy to achieve our investment objective, we will directly or indirectly originate Senior Secured Direct Private Credit investments. We also expect to invest in Senior Secured Broadly Syndicated Loans. Senior secured loans represent the most senior tranche in the capital structure of the relevant borrowers and often have lien security over the assets of the borrowers. In addition, to a lesser extent, our assets may include Opportunistic Credit, which may appear attractive on a relative value basis. Our Opportunistic Credit investments may also include CLO Equity issued by a CLO. We believe that the Partners Group investment platform offers strategic access to the wider private equity sponsor and borrower community and provides the Fund a significant advantage in sourcing, analyzing and executing attractive credit investments.

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

Expenses

We do not currently have any employees and do not expect to have any employees. Our day-to-day investment operations are managed by the Adviser, pursuant to the terms of the Amended and Restated Investment Advisory Agreement. The services necessary for our business, including the origination and administration of our investment portfolio, will be provided by individuals who are employees of Partners Group, pursuant to the terms of the Amended and Restated Investment Advisory Agreement, and our Administrator, pursuant to the terms of the Master Administrative Services Agreement. All investment professionals of the Adviser, when and to the extent engaged in providing investment advisory and management services under the Amended and Restated Investment Advisory Agreement, and the compensation and routine compensation-related overhead expenses of such personnel allocable to such services, will be provided and paid for by the Adviser and not by the Fund. We will bear all other costs and expenses of the Fund’s operations and transactions, including those listed in our Registration Statement on Form 10, as amended.

From time to time, the Adviser or its affiliates may pay third-party providers of goods or services. We will reimburse the Adviser or such affiliates thereof for any such amounts paid on our behalf. All of the foregoing expenses will ultimately be borne by our unitholders.

Portfolio And Investment Activity

As of March 31, 2026, we had investments in 56 Portfolio Companies across 19 industries, excluding CLO debt tranches. As of December 31, 2025, we had investments in 54 Portfolio Companies across 18 industries, excluding CLO debt tranches.

Based on fair value as of March 31, 2026, 92.8% of our portfolio is composed of senior secured direct private credit investments, followed by 5.3% of CLO debt tranches, 1.4% of opportunistic credit and 0.5% of broadly syndicated loans. 98.3% of our direct private credit investments was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors.

As of March 31, 2026, our weighted average total yield of debt securities at amortized cost was 9.19%. As of December 31, 2025, our weighted average total yield of debt securities at amortized cost was 9.12%

Weighted average yield includes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2026 and December 31, 2025, respectively.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Total investments, at fair value, beginning of period	458,346	$328,465
Purchases of investments, including capitalized PIK	48,181	29,472
Proceeds from principal repayments and sales of investments	(18,855)	(15,415)
Net accretion of discount on investments	342	469
Net realized gain (loss) on investments	44	39
Net change in unrealized appreciation (depreciation)	(4,775)	(114)
Total investments, at fair value, end of period	483,283	342,916

The following table presents certain selected information regarding our investment portfolio:

	As of
	March 31, 2026		December 31, 2025
Weighted average yield on debt and income producing investments, at amortized cost (1)	9.19%		9.12%
Weighted average yield on debt and income producing investments, at fair value (1)	9.25%		9.09%
Number of Portfolio Companies, excluding CLO debt tranches	56		54
Median LTM EBITDA (at entry) (2)(3)	$94.50	M	$94.20	M
Weighted average net senior leverage (at entry) (2)(4)	5.78	x	5.83	x
Weighted average loan-to-value (“LTV”) (at entry) (2)(5)	40%		41%
Percentage of debt investments bearing a floating rate, at fair value(6)	98.3%		99.6%
Percentage of debt investments bearing a fixed rate, at fair value(6)	1.7%		0.4%

(1)	Computed based on the stated interest rate or yield as of March 31, 2026 and December 31, 2025, respectively, and weighted based on the total debt investments (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above. Weighted average yield includes the effect of accretion of discounts and amortization of premiums.
(2)	Includes all private loan investments for which fair value is determined by the Adviser at least quarterly (with assistance, as applicable, from a third-party valuation firm, and subject to oversight by the Board). Figures are derived from the consolidated financial statements most recently obtained by the Adviser.
(3)	LTM EBITDA is a non-GAAP measure that refers to adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) in accordance with the underlying governing documents, over the last twelve months as reported by respective borrowers or portfolio companies. Excludes investments with no reported EBITDA or where EBITDA, in the Adviser’s judgment, was not a material component of the investment thesis, such as annual recurring revenue loans, or investments with negative EBITDA. Currency fluctuations may have an adverse effect on the value, price or income and costs of our Portfolio Companies and investments which may increase or decrease as a result of changes in exchange rates.
(4)	Net senior leverage is the ratio of total debt minus unrestricted cash divided by LTM EBITDA and taking into account leverage through the tranche in which the Fund holds an investment, excluding recurring revenue loans. Weighted average net senior leverage is weighted based on the funded commitment of total applicable private loans.
(5)	LTV is calculated as net debt through each respective investment tranche in which the Fund holds an investment divided by estimated enterprise value or value of the underlying collateral of the portfolio company. Weighted average LTV is weighted based on the funded commitment of the total applicable private loans.
(6)	Calculated as a percentage of direct private credit investments.

The composition of our investment portfolio at cost and fair value was as follows (dollar amounts in thousands):

	March 31, 2026
	Amortized Cost ($)	Fair Value ($)	% of Total Investments at Fair Value
Asset Backed Securities	25,537	25,715	5.32%
Secured Debt	446,225	443,011	91.67
Unsecured Debt	-	-	-
Equity Investments	14,587	14,557	3.01
Total Investments	486,349	483,283	100.00%

	December 31, 2025
	Amortized Cost ($)	Fair Value ($)	% of Total Investments at Fair Value
Asset Backed Securities	10,008	10,047	2.19%
Secured Debt	431,960	433,567	94.59
Unsecured Debt	-	-	-
Equity Investments	14,669	14,732	3.22
Total Investments	456,637	458,346	100.00%

The table below describes investments by industry composition based on fair value:

	March 31, 2026	December 31, 2025
Aerospace & Defense	-%	-%
Automobile Components	0.85	0.91
Building Products	2.11	2.21
Capital Markets	6.15	6.42
Commercial Services & Supplies	3.69	3.34
Containers & Packaging	0.56	0.57
Diversified Consumer Services	5.56	5.19
Electrical Equipment	2.95	3.12
Electronic Equipment, Instruments & Components	1.23	4.28
Energy Equipment & Services	-	-
Financial Services	4.03	4.34
Health Care Equipment & Supplies	1.78	1.88
Health Care Providers & Services	10.94	11.26
Health Care Technology	1.99	2.14
Hotels, Restaurants & Leisure	1.32	1.39
Insurance	-	-
Interactive Media & Services	0.16	-
IT Services	8.59	9.21
Machinery	2.79	2.90
Professional Services	9.73	8.93
Software	24.69	25.17
Trading Companies & Distributors	5.56	4.55
Industrial Conglomerates	5.32	2.19
Total	100.00%	100.00%

As of March 31, 2026 and December 31, 2025 the Fund had no Portfolio Companies on non-accrual status, respectively. The following table shows the fair value of our performing debt and other income producing securities, and non-accrual investments as of March 31, 2026 and December 31, 2025 (dollar amounts in thousands):

	March 31, 2026		December 31, 2025
	Fair Value	Percentage	Fair Value	Percentage
Performing debt and income producing investments	476,280	98.55%	450,982	98.39%
Non-accrual(1)	-	-	-	-
Total	476,280	98.55%	450,982	98.39%

(1)	Investments on non-accrual represented 0% and 0% of amortized cost of total debt and income producing investments as of March 31, 2026 or December 31, 2025, respectively.
44

Results of Operations

The following table represents our operating results (dollar amounts in thousands):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Total investment income	$11,200	$8,852
Total expenses	4,489	5,239
Net investment income	6,711	3,613
Net realized gain (loss)	77	39
Net change in unrealized appreciation (depreciation)	(4,767)	(109)
Net increase (decrease) in net assets resulting from operations	$2,021	$3,543

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income was as follows (dollar amounts in thousands):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Interest income	$10,665	$8,290
Payment-in-kind interest income	312	104
Dividend Income	-	-
Other income	223	458
Total investment income	$11,200	$8,852

Total investment income increased to $11.2 million for the three months ended March 31, 2026 from $8.9 million for the three months ended March 31, 2025 primarily driven by increased portfolio size of the private credit investment portfolio.

For the three months ended March 31, 2026, PIK income represented 2.8% of total investment income. For the three months ended March 31, 2025 PIK income represented 1.2% of total investment income.

Expenses were as follows (dollar amounts in thousands):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Interest and borrowing expenses	$3,527	$3,340
Management fees	683	438
Incentive fee	-	352
Organization expenses	-	-
Professional fees	113	111
Board of Directors’ fees	54	-
Administration, custodian and transfer agent fees	5	5
Other general & administrative	-	-
Current Tax Expense	-	943
Other expenses	107	50
Total expenses (including current tax expense)	4,489	5,239
Expense support	-	-
Recoupment of expense support	-	-
Reimbursable expenses previously borne by Adviser	-	-
Management fees waived	-	-
Incentive fees waived	-	-
Net expenses (including current tax expense)	$4,489	$5,239

Interest Expense

Total interest expense (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts) increased to $3.5 million for the three months ended March 31, 2026 from $3.3 million for the three months ended March 31, 2025 primarily driven by an increase in the amount of outstanding borrowings relative to the prior year period.

As of March 31, 2026, there was $243 million of debt outstanding under the NatWest Credit Facility (as defined below under “Borrowings”). For the three months ended March 31, 2026, the Fund had total average debt of $230 million at a weighted average interest rate of 5.90%.

As of March 31, 2025, there was $189 million of debt outstanding under the NatWest Credit Facility. For the three months ended March 31, 2025, the Fund had total average debt of $179 million at a weighted average interest rate of 6.94%.

Base Management Fees

Management fees increased to $0.7 million for the three months ended March 31, 2026, from $0.4 million for the three months ended March 31, 2025 primarily due to an increase in net assets. Management fees are payable quarterly in arrears at an annual rate of 1.00% of the value of our Adjusted Net Assets (as defined below) as of the beginning of the first calendar day of the applicable quarter. For purposes of the Amended and Restated Investment Advisory Agreement, “Adjusted Net Assets,” as of any calendar quarter end, means the sum of (i) the Fund’s total net assets less any liabilities other than the Base Management Fee and Incentive Fee expenses incurred by the Fund with respect to such calendar quarter end.

Incentive Fee

For the three months ended March 31, 2026, incentive fees totaled $0. Incentive fees decreased to $0 for the three months ended March 31, 2026 from $352 thousand for the three months ended March 31, 2025 primarily due to pre-incentive fee net income not exceeding the 6.00% hurdle rate.

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

Total other decreased increased to $279 thousand for the three months ended March 31, 2026 from $1.1 million for the three months ended March 31, 2025, primarily driven by a decrease of current tax expense and professional fees as the portfolio continues to grow.

For the three months ended March 31, 2026 and 2025, our Administrator charged $5 thousand and $5 thousand , respectively, for certain costs and expenses allocable to the Fund under the terms of the Master Administrative Services Agreement.

Income Taxes, Including Excise Taxes

We have elected to be treated as a RIC under Subchapter M of the Code

We intend to qualify each taxable year hereafter as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to qualify each taxable year for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our unitholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income (if any) for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our unitholders, which generally relieve us from corporate-level U.S. federal income taxes.

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

Net Realized Gain (Loss)

Net realized gains and losses were comprised of the following (dollar amounts in thousands):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Non-controlled/non-affiliated investments	$44	$39
Non-controlled/affiliated investments	-	-
Foreign currency forward contracts	-	-
Foreign currency transactions	33	-
Net realized gain (loss)	$77	$39

For the three months ended March 31, 2026, we generated net realized gains of $77 thousand, which was comprised of $33 thousand from foreign currency transactions and $44 thousand from the sale or early paydowns on non-controlled/non-affiliated investments.

For the three months ended March 31, 2025, we generated net realized gains of $39 thousand, which was comprised of $0 from foreign currency transactions and $39 thousand from the sale or early paydowns on non-controlled/non-affiliated investments.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following (dollar amounts in thousands):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Non-controlled/non-affiliated investments	$(4,775)	$(114)
Non-controlled/affiliated investments	-	-
Controlled/affiliated investments	-	-
Foreign currency forward contracts	-	-
Deferred tax expense	-	-
Translation of assets and liabilities in foreign currencies	8	5
Net change in unrealized appreciation (depreciation)	$(4,767)	$(109)

For the three months ended March 31, 2026 unrealized appreciation (depreciation) on investments decreased $4.8 million due to decreased market value of the positions.

For the three months ended March 31, 2025, the unrealized appreciation (depreciation) on investments decreased $114 thousand due to increased market value of the positions.

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

As of March 31, 2026, we had one asset-based leverage facility, the NatWest Facility. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facility and/or issue debt securities, including unsecured notes and debt securitizations. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2026, we had an aggregate amount of $243 million of principal debt outstanding and our asset coverage ratio was 212.15%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

As of March 31, 2026 and December 31, 2025, we had $38.3 and $73.4 million in cash and cash equivalents, respectively. Cash and cash equivalents as of March 31, 2026, taken together with our $32 million of available capacity under our credit facility (subject to borrowing base availability) and the continuous offering of our Common Units is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Units and the use of existing and future financing arrangements.

Although we were able to close on the NatWest Facility and certain amendments thereto, any disruption in the financial markets or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained in the past. These factors may limit our ability to make new investments and adversely impact our results of operations.

Equity

The following table summarizes transactions in Class I and Class M units during the three months ended March 31, 2026 (dollar amounts in thousands):

	Class I Units	Amount	Class M Units	Amount
Subscriptions	326,369	$500	110,928	$170
Distributions reinvested	1,066,515	1,623	-	-
Unit repurchases	-	-	-	-
Net increase (decrease)	1,392,884	$2,123	110,928	$170

Distributions and Distribution Reinvestment

During the three months ended March 31, 2026, the Fund declared the following distributions, which paid in cash or reinvested in additional units of the Fund for unitholders participating in the Fund’s distribution reinvestment plan.

Declaration Date	Record Date	Payment Date	Per Share Amount
March 27, 2026	March 26, 2026	April 30, 2026	$0.0364

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

Under the unit repurchase program, to the extent we offer to repurchase units in any particular quarter, it is expected to repurchase units pursuant to tender offers using a purchase price equal to the NAV per unit as of the last calendar day of the applicable quarter, except that units that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Fee”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Fee may be waived, at our discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Fee will be retained by us for the benefit of remaining unitholders.

Borrowings

Our outstanding debt obligations were as follows (dollar amounts in thousands):

	As of March 31, 2026
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Fair Value (2)
NatWest Credit Facility	$275,000	$243,000	$243,000	$243,000
Total Debt	$275,000	$243,000	$243,000	$243,000

	As of December 31, 2025
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Fair Value (2)
NatWest Credit Facility	$275,000	$226,000	$226,000	$226,000
Total Debt	$275,000	$226,000	$226,000	$226,000

(1)	Carrying value of these debt obligations generally approximate fair value due to their variable interest rates.
(2)	The fair value of these debt obligations would be categorized as Level 2 under ASC 820-10.

 The NatWest Facility

On February 14, 2024, each of Partners Group BDC Finance I, LLC and Partners Group Revolver Pooling BDC, LLC, as borrowers (the “SPVs”), and the Fund, as parent, entered into a secured financing agreement with State Street Bank and Trust Company, as facility agent, collateral agent, account bank, custodian and collateral administrator, NatWest Markets PLC, as arranger and lead bank, and the financial institutions listed therein (the “NatWest Facility”). The NatWest Facility was most recently amended on November 26, 2025.

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

Amounts drawn on term rate advances bear interest at (i) an applicable margin (1) for EUR borrowings at 2.10% per annum, (2) for GBP borrowings at 2.10% per annum, (3) for USD borrowings at 2.10% per annum, (4) for CAD borrowings at 2.10 % per annum, and (5) AUD borrowings at 2.10% per annum, plus (ii) the term reference rate (as determined under the terms of the NatWest Facility). Term rate advances may be switched to compounded rate advances under the terms of the NatWest Facility; amounts drawn on compounded rate advances will be determined under the terms of the NatWest Facility and any supplements entered into in connection with compounded rate advances. The NatWest Facility contains customary covenants, including certain maintenance covenants and customary events of default. The NatWest Facility is secured by a perfected security interest in the assets of each of the SPVs and on any payments received by each of the SPVs in respect of such assets. Assets pledged under the NatWest Facility will not be available to pay the debts of the Fund.

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

Transfers between levels, if any, are recognized at the beginning of the reporting period in which the transfers occur. The Fund evaluates the source of inputs used in the determination of fair value, including any markets in which the investments, or similar investments, are trading. When the fair value of an investment is determined using inputs from a pricing service (or principal market makers), the Fund considers various criteria in determining whether the investment should be classified as a Level 2 or Level 3 investment. The criteria considered include the pricing methodologies of the pricing services (or principal market makers) to determine if the inputs to the valuation are observable or unobservable, as well as the number of prices obtained and an assessment of the quality of the prices obtained. The level of an investment within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment.

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

Under the market approach, the enterprise value methodology is typically utilized to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which the Valuation Designee derives a single estimate of enterprise value. In estimating the enterprise value of a portfolio company, the Valuation Designee analyzes various factors consistent with industry practice, including but not limited to original transaction multiples, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public. Typically, the enterprise values of private companies are based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value.

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

Certain investments may have contractual PIK interest. PIK represents accrued interest that is added to the principal amount of the investment on the interest payment date rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK is recorded as interest income.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

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

Income Taxes

The Fund has elected to be treated as a BDC under the 1940 Act. The Fund has elected to be treated, and intends qualify each taxable year hereafter, as a RIC under Subchapter M of the Code. So long as the Fund maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its unitholders as dividends. Rather, any tax liability related to income earned and distributed by the Fund would represent obligations of the Fund’s investors and would not be reflected in the consolidated financial statements of the Fund.

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

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026, management is not aware of any material pending or threatened litigation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including valuation risk and interest rate risk as described below.

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by the Valuation Designee, based on, among other things, the input of independent third-party valuation firms retained by the Fund, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

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

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$13,499	$(7,290)	$6,209
Up 200 basis points	$8,970	$(4,860)	$4,110
Up 100 basis points	$4,485	$(2,430)	$2,055
Down 100 basis points	$(4,368)	$2,430	$(1,938)
Down 200 basis points	$(8,681)	$4,860	$(3,821)
Down 300 basis points	$(2,495)	$7,290	$4,795

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our President and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report and determined that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report.

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC.

Changes in Internal Control Over Financial Reporting

Management has not identified any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, in the normal course of business, we and our Adviser may be party to certain lawsuits. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our Portfolio Companies. We, the Adviser, and our wholly owned subsidiaries are not currently subject to any material litigation.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously reported in Part 1, Item 1A of our Annual Report on Form 10-K for the three months ended March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Report that were not registered under the 1933 Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of our directors or executive officers (as such term is defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Certificate of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Form 10-12G (file no. 000-56792) filed on October 21, 2025.

3.2	Certificate of Conversion incorporated by reference to Exhibit 3.2 of the Company’s Form 10-12G (file no. 000-56792) filed on October 21, 2025.

3.3	Amended and Restated Limited Liability Agreement incorporated by reference to Exhibit 3.3 of the Company’s Form 10-12G (file no. 000-56792) filed on October 21, 2025.

10.1	Amended and Restated Expense Support and Conditional Reimbursement Agreement incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (file no. 814-01941) filed on April 7, 2026.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1**	Section 1350 Certification of the Company’s Principal Executive Officer.

32.2**	Section 1350 Certification of the Company’s Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
55

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARTNERS GROUP LENDING FUND, LLC

May 15, 2026	By:	/s/ Robert Collins
Robert Collins
President (Principal Executive Officer)

May 15, 2026	By:	/s/ Brian Igoe
Brian Igoe
(Principal Financial and Accounting Officer)

