Form 10-Q
period 2026-06-30
Partners Group Lending Fund, LLC
filed 2026-08-17
CIK 1938649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, the registrant had the following common units outstanding (excluding August 2026 subscriptions, as the issuance price is not yet finalized at this time):

Class I units	211,076,548
Class M units	377,418
Class A units	-
Class S units	-

Glossary of Terms

In this Quarterly Report on Form 10-Q, unless otherwise specified, the terms:

●	“1940 Act” refers to the Investment Company Act of 1940, as amended;
●	The “Fund,” “Company,” “we,” “us,” and “our” refer to Partners Group Lending Fund, LLC, a Delaware limited liability company;
●	“Administrator” refers to State Street Bank and Trust Company;
●	“Master Administrative Services Agreement” refers to the Master Administrative Services Agreement between the Fund and the Administrator;
●	“Adviser” refers to Partners Group (USA) Inc., a Delaware corporation;
●	“Partners Group” refers to Partners Group AG, a corporation organized in Switzerland;
●	“Board” and “Directors” refer to the Fund’s board of managers and the members thereof, appointed with effect from the date of the Fund’s BDC election;
●	“Common Units” refers collectively to the Fund’s Class A, Class S, Class I, and Class M common units;
●	“LLC Agreement” refers to the Fund’s amended and restated limited liability company agreement;
●	“Investment Advisory Agreement” refers to the Amended and Restated Investment Advisory Agreement between the Fund and the Adviser;
●	“BDC” means a Business Development Company under the 1940 Act;
●	“RIC” means a regulated investment company under the Code;
●	“Code” means the Internal Revenue Code of 1986, as amended;
●	“NAV” means net asset value.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby, about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “project,” “estimate,” “believe,” “continue” or the negatives thereof or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, our future operating results; our business prospects and the prospects of our Portfolio Companies (as defined below); changes in the economy; risk associated with possible disruptions in our operations or the economy generally; the impact of global health epidemics on our and our Portfolio Companies’ business and the global economy; the impact of treaties, tariffs and import/export policies on global trade; the effect of investments that we expect to make; our contractual arrangements and relationships with third parties; actual and potential conflicts of interest with our Adviser and its affiliates; the dependence of our future success on the general economy and its effect on the industries in which we invest, including as a result of inflation; the ability of our Portfolio Companies to achieve their objectives; the use of borrowed money to finance a portion of our investments, including the consequences of interest rate increases; the adequacy of our financing sources and working capital; the timing of cash flows, if any, from the operations of our Portfolio Companies; the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments; the ability of our Adviser and its affiliates to attract and retain highly talented professionals; our ability to qualify and maintain our qualification as a BDC; and the effect of changes in laws or regulations affecting our operations or to tax legislation and its tax position, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from those expressed or implied by these forward-looking statements. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved.

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

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Partners Group Lending Fund, LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit and per unit amounts)

	As of June 30, 2026 (Unaudited)	As of December 31, 2025
ASSETS
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $524,345 and $456,637 at June 30, 2026 and December 31, 2025, respectively)	$520,571	$458,346
Total investments, at fair value (cost of $524,345 and $456,637 at June 30, 2026 and December 31, 2025, respectively)	520,571	458,346
Cash	5,744	6,124
Cash equivalents	8,209	65,588
Cash denominated in foreign currencies (cost of $159 and $1,625 at June 30, 2026 and December 31, 2025, respectively)	157	1,641
Receivable for investments sold	104	112
Interest receivable	3,168	2,935
Deferred financing costs	1,239	968
Other assets	—	315
Total assets	$539,192	$536,029

LIABILITIES
Debt	$214,000	$226,000
Payable for investments purchased	1,146	—
Interest and borrowing expenses payable	2,181	2,509
Incentive fee payable	—	1,377
Management fees payable	791	690
Distribution payable	5,008	25,503
Administrator and custodian fees payable	55	45
Professional fees payable	172	209
Current income tax liability	—	4,568
Deferred income tax liability	—	265
Accrued expenses and other liabilities	231	20
Total liabilities	$223,584	$261,186

Commitments and Contingencies (Note 7)

NET ASSETS

Common units, $0.01 par value (211,322,722 and 180,615,551 units issued and outstanding at June 30, 2026 and December 31, 2025, respectively)(1)	$2,113	$1,806
Additional paid in capital	318,881	273,194
Distributable earnings (loss)	(5,386)	(157)
Total net assets	$315,608	$274,843
Total liabilities and net assets	$539,192	$536,029

NET ASSET VALUE PER UNIT
Class I units (Note 9):
Net assets	$315,240	$274,843
Common units outstanding ($0.01 par value, unlimited units authorized)(1)	211,076,548	180,615,551
Net asset value per unit(1)	$1.49	$1.52

Class M units (Note 9):
Net assets	$368	$—
Common units outstanding ($0.01 par value, unlimited units authorized)(1)	246,174	—
Net asset value per unit(1)	$1.49	$—

(1)	The Fund completed a 5-for-1 stock split effective February 27, 2026, the common units and net asset value per unit have been adjusted retroactively to reflect the split for all periods presented.

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$11,581	$10,039	$22,558	$18,433
Other income	132	127	355	585
Total investment income	11,713	10,166	22,913	19,018

Expenses:
Interest and borrowing expenses	3,334	3,628	6,861	6,968
Management fees	791	543	1,474	981
Incentive fee	—	(16)	—	336
Professional fees	378	181	491	292
Administration and custodian fees	5	5	10	10
Board of Directors’ fees	63	—	117	—
Current tax expense	1,926	1,054	1,926	1,997
Other expenses	160	39	267	89
Total expenses	6,657	5,434	11,146	10,673
Net investment income	5,056	4,732	11,767	8,345

Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	27	16	71	55
Foreign currency transactions	(1)	1	32	1
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(708)	(462)	(5,483)	(576)
Foreign currency	13	(204)	21	(199)
Net realized and change in unrealized gains (losses) on investment transactions	(669)	(649)	(5,359)	(719)
Net increase (decrease) in net assets resulting from operations	$4,387	$4,083	$6,408	$7,626

Per unit information - basic and diluted
Net investment income per unit (basic and diluted)(1)	$0.02	$0.04	$0.06	$0.07
Increase in net assets resulting from operations per unit (basic and diluted)(1)	$0.02	$0.03	$0.03	$0.06
Weighted average units outstanding (basic and diluted)(1)	211,166,532	128,781,225	196,440,916	119,532,470

(1)	The Fund completed a 5-for-1 stock split effective February 27, 2026, the weighted average units outstanding and per unit values have been adjusted retroactively to reflect the split for all periods presented.

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Statements of Changes in Net Assets

(in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Net increase (decrease) in net assets resulting from operations:
Net investment income	$5,056	$4,732	$11,767	$8,345
Net realized gain (loss)	26	17	103	56
Net change in unrealized appreciation (depreciation)	(695)	(666)	(5,462)	(775)
Net increase (decrease) in net assets resulting from operations	$4,387	$4,083	$6,408	$7,626

Distributions to unitholders
Class I units (Note 9)	$(5,002)	$—	$(11,627)	$—
Class M units (Note 9)	(6)	—	(10)	—
Total distributions to unitholders	$(5,008)	$—	$(11,637)	$—

Net increase (decrease) in net assets resulting from Unit transactions:
Class I units (Note 9):
Proceeds from units issued	$42,877	$40,000	$43,377	$40,000
Repurchase of units	—	—	—	—
Reinvestment of units	621	—	2,244	—
Net increase (decrease) in net assets from Unit transactions	$43,498	$40,000	$45,621	$40,000

Class M units (Note 9):
Proceeds from units issued	$203	$—	$373	$—
Repurchase of units	—	—	—	—
Reinvestment of units	—	—	—	—
Net increase (decrease) in net assets from Unit transactions	$203	$—	$373	$—
Total increase (decrease) in net assets	$43,080	$44,083	$40,765	$47,626
Net Assets, beginning of period	272,528	172,810	274,843	169,267
Net Assets, end of period	$315,608	$216,893	$315,608	$216,893

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$6,408	$7,626
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(87,557)	(91,553)
Payment-in-kind interest capitalized	(665)	(211)
Proceeds from sales of investments and principal repayments	21,162	17,648
Net realized (gain) loss on investments	(71)	(55)
Net realized (gain) loss on foreign currency transactions	(32)	(1)
Net change in unrealized (appreciation) depreciation on investments	5,483	576
Net change in unrealized (appreciation) depreciation on foreign currency	(21)	199
Amortization of premium and accretion of discount, net	(577)	(687)
Amortization of deferred financing costs	154	177
Change in operating assets and liabilities:
Receivable for investments sold	8	419
Interest receivable	(233)	(267)
Other assets	315	—
Deposit for investment	—	(7,650)
Interest and borrowing expenses payable	(328)	74
Incentive fee payable	(1,377)	(759)
Management fees payable	101	113
Payable for investments purchased	1,146	4,368
Administrator and custodian fees payable	10	10
Professional fees payable	(37)	169
Current income tax liability	(4,568)	(28)
Deferred income tax liability	(265)	—
Accrued expenses and other liabilities	211	275
Net cash provided by (used in) operating activities	(60,733)	(69,557)

Cash flows from financing activities
Distributions paid	(29,888)	—
Proceeds from issuance of common units	43,750	40,000
Payments of financing costs	(425)	(511)
Borrowings of debt	22,000	34,000
Repayments of debt	(34,000)	—
Net cash provided by (used in) financing activities	1,437	73,489
Net increase (decrease) in cash and cash equivalents	(59,296)	3,932
Effect of foreign exchange rate changes on cash and cash equivalents	53	(198)
Cash and cash equivalents and cash denominated in foreign currencies at beginning of period	73,353	14,444
Cash and cash equivalents and cash denominated in foreign currencies, end of period(1)	$14,110	$18,178

Supplemental and non-cash activities
Cash paid during the period for interest	$7,189	$6,717
Accrued but unpaid distributions	$5,008	$—
Reinvestment of distributions	$2,244	$—
Tax paid during the period	$6,759	$2,025
Non-cash investment restructures	$—	$1,772

(1)	As of June 30, 2026, the balance includes $5,744 in cash, $8,209 in cash equivalents, and $157 in cash denominated in foreign currencies. As of June 30, 2025, the balance includes $4,382 in cash, $13,671 in cash equivalents, and $125 in cash denominated in foreign currencies.

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedules of Investments

June 30, 2026

(in thousands)

(Unaudited)

Investments-non-controlled/non-affiliated (1)	Reference Rate and Spread(2)	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Units(1)	Cost(3)	Fair Value	% of Net Assets
Direct Investments
Asset Backed Securities
North America
Industrial Conglomerates
Basswood Park CLO Ltd (5) (6) (7)	S + 1.03%	4.71%	1/5/2026	4/20/2034	$5,500	$5,508	$5,554	1.76%
Cifc Funding 2014-IV-R Ltd (5) (6) (7)	S + 0.99%	4.67%	12/19/2025	1/17/2035	5,000	5,005	5,049	1.60
Cifc Funding 2022-I Ltd (5) (6) (7)	S + 1.32%	5.00%	2/17/2026	4/17/2035	5,000	5,007	5,060	1.60
Elmwood CLO 15 Ltd (5) (6) (7)	S + 1.15%	4.81%	2/20/2026	4/22/2035	5,000	5,014	5,048	1.60
Octagon Investment Partners 40 Ltd (5) (6) (7)	S + 1.04%	4.72%	12/19/2025	1/20/2035	5,000	5,002	5,049	1.60
Total North America						25,536	25,760	8.16
Total Asset Backed Securities						$25,536	$25,760	8.16%

Senior Secured Debt
North America
Automobile Components
High Bar Brands Operating, LLC (5) (6) (7)	S + 5.25%	8.98%	12/19/2023	12/19/2029	536	529	522	0.16
High Bar Brands Operating, LLC (5) (6) (7)	S + 5.25%	8.98%	12/19/2023	12/19/2029	3,039	3,002	2,963	0.94
High Bar Brands Operating, LLC (5) (6) (7)	S + 5.25%	8.98%	12/19/2023	12/19/2029	633	625	617	0.20
High Bar Brands Operating, LLC (4) (5) (6) (7)	S + 5.25%	8.99%	12/19/2023	12/19/2029	649	174	172	0.05
						4,330	4,274	1.35
Building Products
LHS Borrower, LLC (5) (6)	S + 5.25%	8.89%	9/4/2025	9/4/2031	10,181	10,045	9,977	3.16
LHS Borrower, LLC (4) (5) (6)	S + 5.25%	8.89%	9/3/2025	9/4/2031	811	211	200	0.06
						10,256	10,177	3.22
Capital Markets
Cerity Partners Equity Holding LLC (4) (5) (6)	S + 4.50%	8.24%	12/19/2025	7/28/2031	363	195	195	0.06
Cerity Partners Equity Holding LLC (4) (5) (6)	S + 4.50%		12/19/2025	7/28/2031	3,544	(8)	(8)	—
PMA Parent Holdings, LLC (4) (5) (6)	S + 4.75%		10/15/2024	1/31/2031	2,823	(11)	(11)	—
PMA Parent Holdings, LLC (5) (6)	S + 4.75%	8.48%	10/15/2024	1/31/2031	17,848	17,676	17,731	5.62
Rialto Management Group, LLC (5) (6) (7)	S + 5.00%	8.64%	12/5/2024	12/5/2030	5,990	5,943	5,942	1.88
Rialto Management Group, LLC (4) (5) (6) (7)	S + 5.00%		12/5/2024	12/5/2030	224	(2)	(2)	—
						23,793	23,847	7.56
Commercial Services & Supplies
Cobalt Service Partners, LLC (4) (5) (6)	S + 4.75%	8.45%	6/23/2026	10/13/2031	13,693	47	47	0.02
Cobalt Service Partners, LLC (4) (5) (6)	S + 4.75%	8.48%	10/11/2024	10/13/2031	3,865	3,098	3,107	0.98
Cobalt Service Partners, LLC (5) (6)	S + 4.75%	8.48%	10/11/2024	10/13/2031	2,222	2,204	2,220	0.70
Cobalt Service Partners, LLC (4) (5) (6)	S + 4.75%	8.39%	10/11/2024	10/13/2031	465	43	43	0.01
Hobbs & Associates, LLC (5) (6)	S + 2.75%	6.39%	2/27/2026	7/23/2031	1,492	1,478	1,492	0.47
Propio LS, LLC (5) (6)	S + 4.75%	8.48%	5/12/2025	5/10/2030	10,418	10,334	10,190	3.23
Propio LS, LLC (4) (5) (6)	S + 4.75%	8.48%	5/12/2025	5/10/2030	284	63	62	0.02
Thompson Safety LLC (4) (5) (6)	S + 5.00%	8.66%	6/25/2025	6/25/2032	6,739	961	961	0.31
Thompson Safety LLC (4) (5) (6)	P + 4.00%	10.75%	6/25/2025	6/25/2032	675	95	95	0.03
						18,323	18,217	5.77
Construction & Engineering
Qinetic, Inc. (5) (6)	S + 4.75%	8.41%	4/30/2026	5/2/2033	6,527	6,463	6,467	2.04
Qinetic, Inc. (4) (5) (6)	S + 4.75%		4/30/2026	5/2/2033	932	(9)	(9)	—
Qinetic, Inc. (4) (5) (6)	S + 4.75%		4/30/2026	5/2/2033	1,865	(9)	(9)	—
						6,445	6,449	2.04
Containers & Packaging
Nelipak Holding Company (4) (5) (6) (7)	S + 5.50%	9.23%	3/26/2024	3/26/2031	813	494	497	0.16
Nelipak Holding Company (4) (5) (6) (7)	S + 5.50%		3/26/2024	3/26/2031	879	(9)	(9)	—

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedules of Investments (continued)

June 30, 2026

(in thousands)

(Unaudited)

Investments-non-controlled/non-affiliated (1)	Reference Rate and Spread(2)	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Units(1)	Cost(3)	Fair Value	% of Net Assets
Direct Investments (continued)
Senior Secured Debt (continued)
Containers & Packaging (continued)
Nelipak Holding Company (5) (6) (7)	S + 5.50%	11.28%	3/26/2024	3/26/2031	$2,070	$2,047	$2,060	0.65%
Nelipak Holding Company (5) (6) (7)	S + 5.50%	9.23%	4/28/2026	3/26/2031	131	129	130	0.04
						2,661	2,678	0.85
Diversified Consumer Services
Club Car Wash Operating, LLC (5) (6)	S + 5.50%	9.38%	7/1/2025	6/16/2027	2,589	2,589	2,569	0.82
Club Car Wash Operating, LLC (5) (6)	S + 5.50%	10.38%	7/31/2024	6/16/2027	2,969	2,959	2,947	0.93
Owl Acquisition, LLC (5) (6)	S + 4.75%	8.43%	4/17/2025	4/19/2032	6,521	6,450	6,405	2.03
Owl Acquisition, LLC (4) (5) (6)	S + 4.75%	8.43%	4/17/2025	4/19/2032	597	103	102	0.03
Owl Acquisition, LLC (4) (5) (6)	S + 4.75%	8.48%	4/17/2025	4/19/2032	1,296	236	234	0.07
						12,337	12,257	3.88
Electrical Equipment
Dwyer Instruments, LLC (5) (6)	S + 4.75%	8.48%	12/22/2023	7/20/2029	6,550	6,470	6,547	2.07
Dwyer Instruments, LLC (5) (6)	S + 4.75%	8.48%	12/22/2023	7/20/2029	7,675	7,585	7,671	2.43
Dwyer Instruments, LLC (5) (6)	S + 4.75%	8.44%	6/1/2026	7/20/2029	6,556	6,492	6,553	2.08
						20,547	20,771	6.58
Electronic Equipment, Instruments & Components
Mobile Communications America, Inc. (5) (6)	S + 4.75%	8.43%	10/19/2023	10/16/2029	1,058	1,053	1,063	0.34
Mobile Communications America, Inc. (5) (6)	S + 4.75%	8.42%	10/19/2023	10/16/2029	4,494	4,455	4,517	1.42
Mobile Communications America, Inc. (4) (5) (6)	S + 4.75%		10/19/2023	10/16/2029	743	(6)	(6)	—
Mobile Communications America, Inc. (4) (5) (6)	S + 4.75%	8.49%	6/23/2025	10/16/2029	2,763	591	596	0.19
						6,093	6,170	1.95
Financial Services
Eclipse Buyer, Inc. (4) (5) (6)	S + 4.50%		9/5/2024	9/8/2031	879	(7)	(7)	—
Eclipse Buyer, Inc. (5) (6)	S + 4.50%	8.15%	9/5/2024	9/8/2031	5,187	5,145	5,160	1.64
Ultra Holdco Parent, LLC (5) (6)	S + 4.50%	8.23%	7/1/2025	7/1/2032	5,767	5,715	5,753	1.82
Ultra Holdco Parent, LLC (4) (5) (6)	S + 4.50%		7/1/2025	7/1/2032	1,932	(17)	(17)	(0.01)
Ultra Holdco Parent, LLC (4) (5) (6)	S + 4.50%		7/1/2025	7/1/2032	724	(6)	(6)	—
						10,830	10,883	3.45
Health Care Equipment & Supplies
YI, LLC (5) (6)	S + 5.75%	9.39%	12/1/2023	12/3/2029	8,788	8,675	8,607	2.73
YI, LLC (4) (5) (6)	S + 5.75%		12/1/2023	12/3/2029	1,408	(16)	(16)	(0.01)
						8,659	8,591	2.72
Health Care Providers & Services
AAH Topco, LLC (5) (6)	S + 5.25%	8.99%	11/1/2023	12/22/2027	8,159	8,096	8,078	2.56
AAH Topco, LLC (4) (5) (6)	S + 5.00%	8.74%	3/31/2025	12/22/2027	2,395	1,505	1,501	0.47
Maple Acquisition, LLC (4) (5) (6)	S + 4.75%		5/30/2024	5/30/2030	895	(9)	(9)	—
Maple Acquisition, LLC (5) (6)	S + 4.75%	8.60%	5/30/2024	5/30/2031	4,772	4,718	4,768	1.51
Maple Acquisition, LLC (5) (6)	S + 4.75%	8.48%	5/30/2024	5/30/2031	1,190	1,177	1,189	0.38
Phynet Dermatology LLC (5) (6)	S + 6.50%	10.18%	10/20/2023	10/20/2029	11,408	11,272	10,692	3.39
Phynet Dermatology LLC (4) (5) (6)	S + 6.50%	10.16%	10/20/2023	10/20/2029	696	665	631	0.20
Premier Care Dental Management, LLC (4) (5) (6)	S + 5.00%		5/29/2024	5/5/2028	1,150	(5)	(5)	—
Premier Care Dental Management, LLC (5) (6)	S + 5.00%	8.64%	5/31/2024	8/7/2028	5,698	5,667	5,624	1.78
Premier Care Dental Management, LLC (4) (5) (6)	S + 5.00%	8.64%	7/16/2025	8/7/2028	1,584	1,276	1,264	0.40
RCP Nats Purchaser, LLC (5) (6)	S + 5.00%	8.70%	3/20/2026	3/19/2032	784	777	776	0.25

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedules of Investments (continued)

June 30, 2026

(in thousands)

(Unaudited)

Investments-non-controlled/non-affiliated (1)	Reference Rate and Spread(2)	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Units(1)	Cost(3)	Fair Value	% of Net Assets
Direct Investments (continued)
Senior Secured Debt (continued)
Health Care Providers & Services (continued)
RCP Nats Purchaser, LLC (4) (5) (6)	S + 5.00%	8.70%	3/19/2025	3/19/2032	$1,008	$596	$594	0.19%
RCP Nats Purchaser, LLC (5) (6)	S + 5.00%	8.70%	3/19/2025	3/19/2032	5,007	4,964	4,957	1.57
RCP Nats Purchaser, LLC (4) (5) (6)	S + 5.00%		3/19/2025	3/19/2032	708	(6)	(6)	—
Ruby Buyer, LLC (4) (5) (6)	S + 6.50%		12/21/2023	12/21/2029	1,544	(23)	(23)	(0.01)
Ruby Buyer, LLC (5) (6)	S + 6.50%	10.14%	12/21/2023	12/21/2029	14,340	14,106	14,340	4.54
						54,776	54,371	17.23
Health Care Technology
Datix Bidco Limited (5) (6) (7)	S + 5.00%	8.73%	4/19/2024	4/30/2031	9,839	9,691	9,728	3.08
RLDatix Holdings (USA), Inc. (4) (5) (6) (7)	S + 5.00%		4/19/2024	4/30/2031	2,067	(29)	(29)	(0.01)
						9,662	9,699	3.07
Hotels, Restaurants & Leisure
CorePower Yoga, LLC (5) (6)	S + 5.25%	8.98%	4/3/2025	4/30/2031	5,865	5,791	5,857	1.85
CorePower Yoga, LLC (4) (5) (6)	S + 5.25%		4/3/2025	4/30/2031	370	(4)	(4)	—
CorePower Yoga, LLC (4) (5) (6)	S + 5.25%		4/3/2025	4/30/2031	370	(5)	(5)	—
CorePower Yoga, LLC (5) (6)	S + 5.25%	8.98%	12/22/2025	4/30/2031	502	495	501	0.16
						6,277	6,349	2.01
Insurance
Galway Borrower LLC (4) (5) (6)	S + 4.50%	8.24%	5/27/2026	9/29/2028	214	67	66	0.02
Galway Borrower LLC (5) (6)	S + 4.50%	8.23%	5/27/2026	9/29/2028	45	45	45	0.01
Galway Borrower LLC (5) (6)	S + 4.50%	8.23%	5/27/2026	9/29/2028	2,390	2,378	2,369	0.75
Galway Borrower LLC (5) (6)	S + 4.50%	8.23%	5/27/2026	9/29/2028	60	60	59	0.02
						2,550	2,539	0.80
Interactive Media & Services
Oak-Eagle AcquireCo, Inc. (5) (6) (7)	S + 3.50%		3/24/2026	3/24/2033	800	788	803	0.25
						788	803	0.25
IT Services
DigiCert, Inc. (4) (5) (6)	S + 5.75%		7/30/2025	7/30/2030	1,285	(16)	(16)	(0.01)
DigiCert, Inc. (5) (6)	S + 5.75%	9.39%	9/12/2025	7/30/2030	18,174	17,942	17,901	5.67
Govcio Buyer Company (5) (6)	S + 4.75%	8.39%	7/9/2024	7/9/2031	10,161	10,043	10,058	3.19
Govcio Buyer Company (5) (6)	S + 4.75%	8.39%	8/29/2025	7/9/2031	4,161	4,106	4,119	1.31
Omega Systems Intermediate Holdings, Inc. (5) (6)	S + 5.00%	8.73%	1/15/2025	1/15/2031	2,705	2,678	2,613	0.83
Omega Systems Intermediate Holdings, Inc. (4) (5) (6)	S + 5.00%	8.73%	1/15/2025	1/15/2031	1,594	488	475	0.15
Omega Systems Intermediate Holdings, Inc. (4) (5) (6)	S + 5.00%	8.73%	1/15/2025	1/15/2031	479	91	89	0.03
Redwood Services Group, LLC (4) (5) (6)	S + 5.25%	8.98%	1/3/2025	6/15/2029	3,842	3,813	3,799	1.20
Redwood Services Group, LLC (4) (5) (6)	S + 4.75%	8.23%	2/11/2026	6/15/2029	2,381	385	385	0.12
Redwood Services Group, LLC (5) (6)	S + 5.25%	8.99%	1/3/2025	6/15/2029	2,996	2,975	2,964	0.94
						42,505	42,387	13.43
Machinery
CSAFE Acquisition Company, Inc. (4) (5) (6)	S + 5.75%	9.38%	3/8/2024	3/8/2029	1,995	815	815	0.26
CSAFE Acquisition Company, Inc. (5) (6)	S + 5.75%	9.38%	3/8/2024	12/14/2028	938	933	937	0.30
CSAFE Acquisition Company, Inc. (5) (6)	S + 5.75%	9.38%	3/8/2024	12/14/2028	11,138	11,123	11,118	3.52
CSAFE Acquisition Company, Inc. (5) (6)	S + 5.75%	9.38%	11/22/2024	12/14/2028	806	806	805	0.26
						13,677	13,675	4.34

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedules of Investments (continued)

June 30, 2026

(in thousands)

(Unaudited)

Investments-non-controlled/non-affiliated (1)	Reference Rate and Spread(2)	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Units(1)		Cost(3)	Fair Value	% of Net Assets
Direct Investments (continued)
Senior Secured Debt (continued)
Personal Care Products
Salt & Stone, Inc. (5) (6)	S + 5.50%	9.23%	4/8/2026	4/8/2032		$2,499	$2,462	$2,465	0.78%
Salt & Stone, Inc. (4) (5) (6)	S + 5.50%		4/8/2026	4/8/2032		999	(14)	(14)	—
							2,448	2,451	0.78
Professional Services
Ascend Partner Services LLC (5) (6)	S + 4.50%	8.13%	8/9/2024	8/11/2031		3,352	3,340	3,339	1.06
Ascend Partner Services LLC (5) (6)	S + 4.50%	8.13%	8/9/2024	8/11/2031		1,935	1,920	1,927	0.61
Ascend Partner Services LLC (4) (5) (6)	S + 4.50%		8/9/2024	8/11/2031		675	(5)	(5)	—
Ascend Partner Services LLC (4) (5) (6)	S + 4.50%	8.35%	8/7/2025	8/11/2031		12,532	8,393	8,433	2.67
Denali Intermediate Holdings, Inc. (5) (6)	S + 5.50%	9.15%	8/26/2025	8/26/2032		12,358	12,245	11,462	3.63
Denali Intermediate Holdings, Inc. (4) (5) (6)	S + 5.50%	9.12%	8/26/2025	8/26/2032		1,242	213	199	0.06
Denali Topco LLC (5) (6)	S + 4.75%	8.41%	8/26/2025	8/26/2032		7,673	7,593	7,616	2.41
Denali Topco LLC (4) (5) (6)	S + 4.75%		8/26/2025	8/26/2032		2,268	(20)	(20)	(0.01)
Denali Topco LLC (4) (5) (6)	S + 4.75%		8/26/2025	8/26/2032		1,089	(10)	(10)	—
Foreside Financial Group, LLC (4) (5) (6)	S + 5.25%		6/26/2026	10/1/2029		1,897	(9)	(9)	—
Foreside Financial Group, LLC (5) (6)	S + 5.25%	9.14%	6/26/2026	10/1/2029		5,531	5,476	5,476	1.74
Foreside Financial Group, LLC (4) (5) (6)	S + 5.25%	8.99%	6/26/2026	10/1/2029		652	20	20	0.01
LegalX Holdings, LLC (5) (6)	S + 5.25%	8.89%	2/26/2026	2/26/2032		5,008	4,946	4,924	1.56
LegalX Holdings, LLC (4) (5) (6)	S + 5.25%		2/26/2026	2/26/2032		1,236	(15)	(15)	—
People Corporation (4) (5) (6) (7)	C + 5.00%	7.62%	12/18/2024	2/18/2031	CAD	5,613	2,867	2,886	0.91
Riverside Assessments, LLC (5) (6)	S + 5.25%	8.98%	3/19/2024	3/19/2031		7,788	7,673	7,707	2.44
Riverside Assessments, LLC (4) (5) (6)	S + 5.25%	8.98%	3/19/2024	3/19/2031		1,149	980	984	0.31
							55,607	54,914	17.40
Semiconductors & Semiconductor Equipment
Coreweave Financing DDTL V, LLC (4) (5) (6) (7)	S + 4.50%	8.12%	5/6/2026	11/17/2031		600	207	214	0.07
							207	214	0.07
Software
Aptean Acquiror Inc. (5) (6)	S + 4.75%	8.42%	1/30/2024	1/30/2031		12,233	12,183	12,176	3.86
Aptean Acquiror Inc. (4) (5) (6)	S + 4.75%	8.42%	1/30/2024	1/30/2031		978	219	207	0.07
Bullhorn, Inc. (5) (6)	S + 5.00%	8.64%	5/10/2024	10/1/2029		3,207	3,202	3,135	0.99
Bullhorn, Inc. (4) (5) (6)	S + 5.00%	8.64%	5/10/2024	10/1/2029		517	67	65	0.02
Bullhorn, Inc. (5) (6)	S + 5.00%	8.64%	7/9/2024	10/1/2029		7,711	7,711	7,537	2.39
Bullhorn, Inc. (5) (6)	S + 5.00%	8.64%	7/30/2025	10/1/2029		890	890	870	0.28
Diligent Corporation (4) (5) (6)	S + 5.00%	8.67%	4/23/2024	8/2/2030		1,748	682	644	0.20
Diligent Corporation (fka Diamond Merger Sub II, Corp.) (5) (6)	S + 5.00%	8.67%	4/23/2024	8/2/2030		15,298	15,216	14,762	4.68
Diligent Corporation (fka Diamond Merger Sub II, Corp.) (5) (6) (8)	S + 5.00%	8.67%	4/23/2024	8/2/2030		2,623	2,609	2,531	0.80
GS AcquisitionCo, Inc. (5) (6)	S + 5.25%	8.98%	3/26/2024	5/25/2028		513	512	467	0.15
GS AcquisitionCo, Inc. (5) (6)	S + 5.25%	8.98%	5/23/2024	5/25/2028		5,854	5,854	5,503	1.74
GS AcquisitionCo, Inc. (5) (6)	S + 5.25%	8.98%	3/26/2024	5/25/2028		250	249	235	0.07
Innovative Systems LLC (5) (6)	S + 4.75%	8.48%	8/20/2025	8/20/2032		7,871	7,800	7,772	2.46
Innovative Systems LLC (4) (5) (6)	S + 4.75%	8.48%	8/20/2025	8/20/2032		3,373	645	642	0.20
Innovative Systems LLC (4) (5) (6)	S + 4.75%		8/20/2025	8/20/2032		1,124	(10)	(10)	—
IQN Holding Corp. (4) (5) (6)	S + 5.25%	8.98%	10/30/2024	5/2/2028		285	171	168	0.05
IQN Holding Corp. (5) (6)	S + 5.25%	8.98%	10/30/2024	5/2/2029		3,621	3,624	3,558	1.13
IQN Holding Corp. (5) (6) (8)	S + 5.25%	8.98%	5/19/2025	5/2/2029		2,270	2,254	2,231	0.71
Kona Buyer, LLC (4) (5) (6)	S + 4.50%		6/27/2025	7/23/2031		3,468	(14)	(14)	—
Kona Buyer, LLC (5) (6)	S + 4.50%	8.16%	6/27/2025	7/23/2031		2,294	2,285	2,275	0.72

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedules of Investments (continued)

June 30, 2026

(in thousands)

(Unaudited)

Investments-non-controlled/non-affiliated (1)	Reference Rate and Spread(2)	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Units(1)		Cost(3)	Fair Value	% of Net Assets
Direct Investments (continued)
Senior Secured Debt (continued)
Software (continued)
Kona Buyer, LLC (4) (5) (6)	S + 4.50%	8.16%	6/27/2025	7/23/2031		$347	$36	$36	0.01%
Kona Buyer, LLC (5) (6)	S + 4.50%	8.16%	6/27/2025	7/23/2031		2,043	2,034	2,026	0.64
MRI Software LLC (5) (6)	S + 4.75%	8.48%	5/23/2024	2/10/2028		10,830	10,830	10,627	3.37
MRI Software LLC (4) (5) (6)	S + 4.75%	8.48%	12/21/2023	2/10/2028		1,272	330	316	0.10
MRI Software LLC (5) (6)	S + 4.75%	8.48%	5/23/2024	2/10/2028		1,365	1,365	1,339	0.42
MRI Software LLC (5) (6)	S + 4.75%	8.48%	9/4/2024	2/10/2028		1,543	1,543	1,514	0.48
Nexus BidCo Inc. (5) (6) (7)	C + 5.00%	9.97%	1/8/2026	2/11/2031	CAD	1,104	792	769	0.24
Nexus BidCo Inc. (4) (5) (6) (7)	S + 4.75%	8.39%	2/11/2025	2/11/2031		539	30	30	0.01
Nexus BidCo Inc. (4) (5) (6) (7)	S + 4.75%		2/11/2025	2/11/2031		788	(8)	(8)	—
Nexus BidCo Inc. (5) (6) (7)	S + 4.75%	8.39%	2/11/2025	2/11/2031		4,182	4,140	4,149	1.31
Onward Acquireco, Inc. (5) (6) (8)	S + 2.38%	6.02%	4/1/2026	4/1/2033		6,216	6,171	6,177	1.96
Onward Acquireco, Inc. (4) (5) (6)	S + 2.38%		4/1/2026	4/1/2033		1,102	(8)	(8)	—
Onward Acquireco, Inc. (4) (5) (6)	S + 2.38%		4/1/2026	4/1/2033		2,646	(10)	(10)	—
Optimizely North America Inc. (4) (5) (6) (7)	S + 3.00%		10/30/2024	10/30/2031		2,745	(21)	(21)	(0.01)
Optimizely North America Inc. (5) (6) (7) (8)	S + 3.00%	6.64%	10/30/2024	10/30/2031		15,483	15,357	14,862	4.71
PDI TA Holdings, Inc. (5) (6) (8)	S + 3.50%	7.16%	2/6/2024	2/3/2031		11,175	11,158	10,660	3.38
PDI TA Holdings, Inc. (5) (6)	S + 5.50%	9.16%	2/6/2024	2/3/2031		909	907	867	0.27
Severin Acquisition, LLC (4) (5) (6) (8)	S + 2.75%	6.39%	10/1/2024	10/1/2031		616	154	154	0.05
Severin Acquisition, LLC (5) (6) (8)	S + 2.75%	6.39%	10/1/2024	10/1/2031		3,003	2,980	2,988	0.95
Severin Acquisition, LLC (4) (5) (6)	S + 4.75%	8.39%	10/1/2024	10/1/2031		370	182	181	0.06
Sonatype, Inc. (5) (6)	S + 4.75%	8.36%	12/19/2024	1/19/2028		4,609	4,602	4,583	1.45
							128,713	125,985	39.92
Trading Companies & Distributors
Apex Service Partners, LLC (4) (5) (6)	S + 4.75%	8.48%	11/21/2025	10/24/2030		4,120	1,574	1,562	0.50
Apex Service Partners, LLC (5) (6)	S + 5.00%	8.73%	6/18/2026	10/24/2030		304	302	301	0.10
Apex Service Partners, LLC (5) (6)	S + 5.00%	8.73%	6/18/2026	10/24/2029		13	13	13	—
NFO Orange Buyer, LLC (5) (6)	S + 4.50%	8.24%	1/13/2026	1/13/2033		5,317	5,292	5,296	1.68
NFO Orange Buyer, LLC (4) (5) (6)	P + 3.50%	10.25%	1/13/2026	1/13/2033		760	414	415	0.13
NFO Orange Buyer, LLC (4) (5) (6)	S + 4.50%		1/13/2026	1/13/2033		1,139	(5)	(5)	—
PT Intermediate Holdings III, LLC (5) (6) (8)	S + 4.75%	8.44%	4/9/2024	4/9/2030		21,026	20,989	20,709	6.56
Radwell Parent, LLC (4) (5) (6)	S + 4.75%	8.48%	3/2/2026	4/1/2030		69	18	18	0.01
Radwell Parent, LLC (5) (6)	S + 4.75%	8.48%	3/2/2026	4/1/2030		4,897	4,886	4,888	1.55
Radwell Parent, LLC (5) (6)	S + 4.75%	8.48%	3/2/2026	4/1/2030		965	962	963	0.31
Radwell Parent, LLC (5) (6)	S + 4.75%	8.48%	3/2/2026	4/1/2030		96	96	96	0.03
Radwell Parent, LLC (4) (5) (6)	S + 4.75%	8.48%	3/2/2026	4/1/2030		1,049	25	25	0.01
							34,566	34,281	10.88
Total North America							$476,050	$471,982	149.55%

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedules of Investments (continued)

June 30, 2026

(in thousands)

(Unaudited)

Investments-non-controlled/non-affiliated (1)	Reference Rate and Spread(2)	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Units(1)	Cost(3)	Fair Value	% of Net Assets
Direct Investments (continued)
Senior Secured Debt (continued)
Asia - Pacific
Diversified Consumer Services
XCL Education Holdings Pte Ltd (5) (6) (7)	S + 6.50%	10.17%	4/29/2025	5/2/2030	$12,285	$12,136	$12,285	3.88%
XCL Education Holdings Pte Ltd (5) (6) (7)	S + 6.50%	10.16%	3/9/2026	5/2/2030	2,289	2,257	2,289	0.73
						14,393	14,574	4.61
Total Asia - Pacific						$14,393	$14,574	4.61%
Total Senior Secured Debt						$490,443	$486,556	154.16%

Common Equity
North America
Personal Care Products
Leila Parent, LLC (5) (6) (9) (10)			4/8/2026		124,929	$125	$125	0.04%
Total North America						$125	$125	0.04%
Total Common Equity						$125	$125	0.04%

Preferred Equity
North America
Financial Services
Eclipse Buyer, Inc. (5) (6) (8) (9)	N/A	12.50%	9/5/2024		$1,190	$1,173	$1,190	0.38%
Total North America						$1,173	$1,190	0.38%
Total Preferred Equity						$1,173	$1,190	0.38%
Total Direct Investments						$517,277	$513,631	162.74%

Partnership Investments
Partnership
North America
Financial Services
TPG Twin Brook Direct Lending Continuation Fund I, L.P. (5) (6) (7) (9) (10)			8/7/2025			$7,068	$6,940	2.20%
Total North America						$7,068	$6,940	2.20%
Total Partnership						$7,068	$6,940	2.20%
Total Partnership Investments						$7,068	$6,940	2.20%
Total Investments—non-controlled/non-affiliated						$524,345	$520,571	164.94%
Total Portfolio Investments						$524,345	$520,571	164.94%

Cash Equivalents
BlackRock Liquidity Funds - Treasury Trust Fund		3.83%			8,209	$8,209	$8,209	2.60%
Total Cash Equivalents						$8,209	$8,209	2.60%
Total Portfolio Investments and Cash Equivalents						$532,554	$528,780	167.54%

(1)	Unless otherwise indicated, investments held by the Fund (which such term “Fund” shall include the Fund’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S.dollars ("$" or "USD"). All investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount/units are presented for investments. Par amount is denominated in USD unless otherwise noted, Canadian Dollars (“CAD”).
(2)	Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C"), SOFR ("S") or an alternate base rate (commonly based on the U.S. Prime Rate ("P"), each of which generally resets periodically. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2026. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2026. As of June 30, 2026, the reference rates for our variable rate loans were the 3-month C at 2.29%, 1-month S at 3.65%, 3-month S at 3.73%, 6-month S at 3.85%, and the P at 6.75%.

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedules of Investments (continued)

June 30, 2026

(in thousands)

(Unaudited)

(3)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on loan investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 7 “Commitments & Contingencies”.

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
AAH Topco, LLC	Delayed Draw Term Loan	12/22/2027	$877	$(7)
Apex Service Partners, LLC	Delayed Draw Term Loan	10/24/2030	2,528	(19)
Aptean Acquiror Inc.	Revolver	1/30/2031	754	(13)
Ascend Partner Services LLC	Revolver	8/11/2031	675	(5)
Ascend Partner Services LLC	Delayed Draw Term Loan	8/11/2031	4,031	(22)
Bullhorn, Inc.	Revolver	10/1/2029	448	(4)
Cerity Partners Equity Holding LLC	Revolver	7/28/2031	166	(1)
Cerity Partners Equity Holding LLC	Delayed Draw Term Loan	7/28/2031	3,544	(8)
Cobalt Service Partners, LLC	Revolver	10/13/2031	419	(3)
Cobalt Service Partners, LLC	Delayed Draw Term Loan	10/13/2031	13,544	(101)
Cobalt Service Partners, LLC	Delayed Draw Term Loan	10/13/2031	753	(1)
CorePower Yoga, LLC	Revolver	4/30/2031	370	(4)
CorePower Yoga, LLC	Delayed Draw Term Loan	4/30/2031	371	(5)
Coreweave Financing DDTL V, LLC	Delayed Draw Term Loan	11/17/2031	387	1
CSAFE Acquisition Company, Inc.	Revolver	3/8/2029	1,177	(2)
Denali Intermediate Holdings, Inc.	Revolver	8/26/2032	1,018	(20)
Denali Topco LLC	Revolver	8/26/2032	1,089	(10)
Denali Topco LLC	Delayed Draw Term Loan	8/26/2032	2,268	(20)
DigiCert, Inc.	Revolver	7/30/2030	1,286	(16)
Diligent Corporation	Revolver	8/2/2030	1,058	(28)
Eclipse Buyer, Inc.	Delayed Draw Term Loan	9/8/2031	879	(7)
Foreside Financial Group, LLC	Revolver	10/1/2029	626	(6)
Foreside Financial Group, LLC	Delayed Draw Term Loan	10/1/2029	1,897	(9)
Galway Borrower LLC	Revolver	9/29/2028	146	(1)
High Bar Brands Operating, LLC	Revolver	12/19/2029	468	(7)

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedules of Investments (continued)

June 30, 2026

(in thousands)

(Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Innovative Systems LLC	Revolver	8/20/2032	1,124	(10)
Innovative Systems LLC	Delayed Draw Term Loan	8/20/2032	2,698	(26)
IQN Holding Corp.	Revolver	5/2/2028	114	(1)
Kona Buyer, LLC	Revolver	7/23/2031	310	(1)
Kona Buyer, LLC	Delayed Draw Term Loan	7/23/2031	3,468	(14)
LegalX Holdings, LLC	Revolver	2/26/2032	1,236	(15)
LHS Borrower, LLC	Revolver	9/4/2031	600	(8)
Maple Acquisition, LLC	Revolver	5/30/2030	895	(9)
Mobile Communications America, Inc.	Revolver	10/16/2029	743	(6)
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2029	2,163	(3)
MRI Software LLC	Revolver	2/10/2028	939	(13)
Nelipak Holding Company	Revolver	3/26/2031	879	(9)
Nelipak Holding Company	Delayed Draw Term Loan	3/26/2031	310	(2)
Nexus BidCo Inc.	Revolver	2/11/2031	788	(8)
Nexus BidCo Inc.	Delayed Draw Term Loan	2/11/2031	503	(5)
NFO Orange Buyer, LLC	Revolver	1/13/2033	342	(1)
NFO Orange Buyer, LLC	Delayed Draw Term Loan	1/13/2033	1,139	(5)
Omega Systems Intermediate Holdings, Inc.	Revolver	1/15/2031	383	(6)
Omega Systems Intermediate Holdings, Inc.	Delayed Draw Term Loan	1/15/2031	1,091	(19)
Onward Acquireco, Inc.	Revolver	4/1/2033	1,102	(8)
Onward Acquireco, Inc.	Delayed Draw Term Loan	4/1/2033	2,646	(10)
Optimizely North America Inc.	Revolver	10/30/2031	2,745	(21)
Owl Acquisition, LLC	Revolver	4/19/2032	1,047	(12)
Owl Acquisition, LLC	Delayed Draw Term Loan	4/19/2032	488	(6)
People Corporation	Delayed Draw Term Loan	2/18/2031	1,021	(310)
Phynet Dermatology LLC	Revolver	10/20/2029	22	(1)
PMA Parent Holdings, LLC	Revolver	1/31/2031	2,823	(11)
Premier Care Dental Management, LLC	Revolver	5/5/2028	1,150	(5)
Premier Care Dental Management, LLC	Delayed Draw Term Loan	8/7/2028	302	(3)

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedules of Investments (continued)

June 30, 2026

(in thousands)

(Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Propio LS, LLC	Revolver	5/10/2030	$219	$(2)
Qinetic, Inc.	Revolver	5/2/2033	932	(9)
Qinetic, Inc.	Delayed Draw Term Loan	5/2/2033	1,865	(9)
Radwell Parent, LLC	Revolver	4/1/2030	51	(1)
Radwell Parent, LLC	Delayed Draw Term Loan	4/1/2030	1,019	(5)
RCP Nats Purchaser, LLC	Revolver	3/19/2032	708	(6)
RCP Nats Purchaser, LLC	Delayed Draw Term Loan	3/19/2032	405	(4)
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	3	—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	1,991	(4)
Rialto Management Group, LLC	Revolver	12/5/2030	224	(2)
Riverside Assessments, LLC	Revolver	3/19/2031	153	(2)
RLDatix Holdings (USA), Inc.	Term Loan	4/30/2031	2,067	(29)
Ruby Buyer, LLC	Revolver	12/21/2029	1,544	(23)
Salt & Stone, Inc.	Delayed Draw Term Loan	4/8/2032	999	(14)
Severin Acquisition, LLC	Revolver	10/1/2031	185	(2)
Severin Acquisition, LLC	Delayed Draw Term Loan	10/1/2031	458	(3)
Thompson Safety LLC	Revolver	6/25/2032	573	(5)
Thompson Safety LLC	Delayed Draw Term Loan	6/25/2032	5,721	(49)
Ultra Holdco Parent, LLC	Revolver	7/1/2032	724	(6)
Ultra Holdco Parent, LLC	Delayed Draw Term Loan	7/1/2032	1,932	(17)
YI, LLC	Revolver	12/3/2029	1,408	(16)
			$97,031	$(1,074)

(5)	Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of June 30, 2026, the aggregate fair value of these securities is $520,571 or 164.94% of the Fund’s net assets. See Note 2 “Significant Accounting Policies.”
(6)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(7)	The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of June 30, 2026, non-qualifying assets totaled 17.35% of the Fund’s total assets.
(8)	All or a portion of the interest on this position is paid-in-kind (PIK). See Note 2 “Significant Accounting Policies.”
(9)	The investment is ongoing in nature with no contractual maturity date.
(10)	Non-income producing.

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

June 30, 2026

(in thousands, except unit and per share amounts)

(Unaudited)

Note 1. Organization

Partners Group Lending Fund, LLC, was initially formed on June 16, 2022 as a Delaware corporation and subsequently converted into a Delaware limited liability company on July 12, 2023. Partners Group Lending Fund, LLC consists of Partners Group Lending Fund, LLC and its wholly-owned subsidiaries: Partners Group BDC Finance I, LLC, Partners Group BDC Finance II, LLC and Partners Group Revolver Pooling BDC, LLC (collectively, the "Fund"). The Fund commenced operations on September 1, 2023 (commencement of operations) and its fiscal year ends on December 31.

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

The Fund currently offers two classes of Units designated as “Class I Units” and “Class M Units”. In the future, the Fund may offer additional classes of Units. The Class I Units and Class M Units have, and each additional class of Units issued by the Fund, if any, will have different characteristics, particularly regarding the sales charges that purchasers of Units of such class may bear, and the distribution and service fees, if any, and other class specific expenses, if any, that are charged to holders of Units of such class. The Fund has received an exemptive order from the SEC with respect to the Fund’s multi-class structure.

Although Units of each class represent pro rata interests in the Fund, each class votes separately on class-specific matters. Realized and unrealized gains and losses and net investment income and losses, other than class-specific expenses, are allocated daily to each class of Units based on the relative net assets of each class to the total net assets of the Fund.

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

The Fund consolidated the results of its wholly-owned subsidiaries: Partners Group BDC Finance I, LLC, Partners Group BDC Finance II, LLC and Partners Group Revolver Pooling BDC, LLC. All intercompany balances and transactions have been eliminated in consolidation.

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

Non-Accrual Investments

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Fund may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of June 30, 2026, and December 31, 2025, there were no loans placed on non-accrual status.

Valuation of Investments

The Fund is required to report its investments, including those for which current market values are not readily available, at fair value. Investments held by the Fund include senior secured debt, common equity, preferred equity, and asset-backed securities (collectively, "Direct Investments”) and partnership investments ("Partnership Investments").

The Fund’s investments are measured at fair value in accordance with ASC 820, Fair Value Measurement (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date, and Rule 2a-5 under the 1940 Act (“Rule 2a-5”). Pursuant to Rule 2a-5, the Board designated the Adviser as "valuation designee" to perform fair value determinations and approved amended Valuation Procedures.

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

Receivables/Payables From Investments Sold/Purchased

Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Fund for transactions that have not settled at the reporting date. As of June 30, 2026, and December 31, 2025, the Fund had $104 thousand and $112 thousand of receivables for investments sold respectively. As of June 30, 2026, and December 31, 2025, the Fund had $1,146 thousand and $0 of payables for investments purchased respectively.

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

Income Taxes

The Fund recognizes tax positions in its consolidated financial statements only when it is more likely than not that the relevant taxing authority will, upon examination, sustain the position based on its merits. A position that meets this standard is measured at the maximum benefit that will more likely than not be realized upon settlement. The Fund classifies any interest expense related to income taxes in income tax expense, and any income tax penalties under expenses in the Consolidated Statements of Operations. For the three and six months ended June 30, 2026, and June 30, 2025, the Fund did not incur any interest or penalties.

State and federal deferred income tax assets or liabilities are computed based on the difference between the consolidated financial statement and income tax bases of assets and liabilities, using the enacted statutory tax rate. Deferred income tax expenses or benefits are based on the changes in the assets and liabilities from period to period.

The Fund’s tax positions have been reviewed based on applicable statutes of limitation for tax assessments, which may vary by jurisdiction. Based on this review, the Fund has concluded that the Fund’s net deferred tax liability at June 30, 2026, was $0 and December 31, 2025, was $265 thousand. This deferred tax liability primarily represents the estimated future tax liability that would be due if the unrealized gains were realized as of the balance sheet date. The Fund is subject to potential examination by certain taxing authorities in various jurisdictions. The Fund’s tax positions are subject to ongoing interpretation of laws and regulations by taxing authorities.

The Fund will file tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, The Fund is subject to examination by U.S. federal, state, local and foreign jurisdictions, where applicable. As of June 30, 2026, the tax years from the initial period forward remain subject to examination by the major tax jurisdictions under the statute of limitations.

The Fund elected to be regulated as a BDC under the 1940 Act on December 19, 2025. In addition, for U.S. federal income tax purposes, the Fund has elected to be treated as a RIC under Subchapter M of the Code. The Fund intends to qualify each taxable year hereafter, as a RIC under Subchapter M of the Code, beginning with its fiscal year ending December 31, 2026. So long as the Fund maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as distributions. Rather, any tax liability related to income earned and distributed by the Fund would represent obligations of the Fund’s investors and would not be reflected in the consolidated financial statements of the Fund. Income earned or loss incurred by the Fund prior to qualifying as a RIC is not attributable to the shareholders of the RIC. As such, income or loss from this period is excluded from the RIC's taxable income calculation.

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

Distributions and Distribution Reinvestment Plan

Distributions to members will be recorded on the record date. Income dividends and gain distributions are determined in accordance with income tax rules and regulations that may differ in various (or significant) respects from GAAP. Certain capital accounts in the consolidated financial statements have been adjusted for permanent book-tax differences. These adjustments have no impact on net asset values or results of operations. The Fund has adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash distributions declared on behalf of members who do not elect to receive their distributions in cash. As a result, if a cash distribution or other distribution is authorized and declared, then members who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional units, rather than receiving the cash distribution or other distribution. Distributions on fractional units will be credited to each participating member’s account to three decimal places.

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

Note 3. Fees, Expenses, Agreements and Related Party Transactions

Investment Advisory Agreement

On August 31, 2023, the Fund entered into the Investment Advisory Agreement, pursuant to which the Adviser manages the Fund on a day-to-day basis. The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Fund’s investments and monitoring its investments and portfolio companies on an ongoing basis.

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

For the three and six months ended June 30, 2026, the Fund incurred base management fees of $791 thousand and $1,474 thousand of which $0 and $0 was waived, respectively. For the three and six months ended June 30, 2025, the Fund incurred base management fees of $543 thousand and $981 thousand of which $0 and $0 was waived, respectively.

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

●	No Incentive Fee will be payable to the Adviser if, at the close of a fiscal year, the excess, if any, of (i) the Pre-Incentive Fee Net Gains of the Fund, attributable to the Units (based on the net asset value of the Fund’s assets) over (ii) the then balance, if any, of the Loss Recovery Account for the Units (expressed as a percentage of the Fund’s net asset value) does not exceed 6.00% of the monthly average of the Fund’s net asset value attributable to the Units (based on the net asset value of the Fund’s assets) before deduction of the Incentive Fee for that fiscal year (the “Hurdle Rate”).

●	The Incentive Fee will be subject to a catch-up intended to allocate all excess Pre-Incentive Fee Net Gains, attributable to the Units, to the Adviser once the Hurdle Rate has been achieved until the Adviser has been allocated its 10% Incentive Fee on all Pre-Incentive Fee Net Gains for the relevant period.

●	“Pre-Incentive Fee Net Gains” means the amount by which any interest income, dividend income, realized and unrealized gains, and any other income accrued on investments of the Fund during the fiscal year (“Gains”) exceeds all operating expenses for the Fund and realized and unrealized losses for the fiscal year (including costs related to hedging, as well as the Base Management Fee, but excluding the Incentive Fee) (“Losses”). For this purpose, net losses shall mean the amount by which Losses exceed Gains (“Net Losses”).

●	After the close of the fiscal year, the Adviser or an affiliate thereof may withdraw up to 100% of the Incentive Fee (computed on the basis of unaudited data) that was credited to the incentive fee account and debited from that Unit’s account with respect to such fiscal year.

●	The Fund will maintain a memorandum account for the Units (each a “Loss Recovery Account”), which will have an initial balance of zero and will be (i) increased upon the close of each fiscal year of the Fund by the amount of the Net Losses of the Fund for the fiscal year (based on the net asset value of the Fund’s assets), and (ii) decreased (but not below zero) upon the close of each fiscal year of the Fund by the amount of the Pre-Incentive Fee Net Gains of the Fund for the fiscal year.

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

For the three and six months ended June 30, 2026, the Fund incurred incentive fees of $0 and $0 of which $0 and $0 was waived, respectively. For the three and six months ended June 30, 2025, the Fund incurred incentive fees of $(16) thousand and $336 thousand of which $0 and $0 was waived, respectively.

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

For the three and six months ended June 30, 2026, and June 30, 2025, the Adviser made no support payments on behalf of the Fund. For the three and six months ended June 30, 2026, and June 30, 2025, the Fund made no reimbursement payments to the Adviser.

As of June 30, 2026, and December 31, 2025, the Fund had a receivable from the Adviser for expense support payments of $0 and $0, respectively.

Board of Directors' Fees

Each Independent Director is paid an annual fee equal to $50 thousand, payable by the Fund quarterly in arrears. The Fund also reimburses the expenses of the Independent Directors incurred in connection with their services as Independent Directors. The Independent Directors do not receive any pension or retirement benefits from the Fund.

Note 4. Investments

The composition of the Fund's investment portfolio (excluding cash equivalents) at cost and fair value as of June 30, 2026, and December 31, 2025 was as follows:

	June 30, 2026
Investment Type	Cost	Fair Value	% of Total Investments at Fair Value
Asset Backed Securities	$25,536	$25,760	4.95%
Senior Secured Debt	490,443	486,556	93.47
Common Equity	125	125	0.02
Preferred Equity	1,173	1,190	0.23
Partnership	7,068	6,940	1.33
Total investments	$524,345	$520,571	100.00%

	December 31, 2025
Investment Type	Cost	Fair Value	% of Total Investments at Fair Value
Asset Backed Securities	$10,008	$10,047	2.19%
Senior Secured Debt	431,960	433,567	94.59
Preferred Equity	7,270	7,368	1.61
Partnership	7,399	7,364	1.61
Total investments	$456,637	$458,346	100.00%

The industry composition of investments (excluding cash equivalents) based on fair value as of June 30, 2026, and December 31, 2025 was as follows:

June 30, 2026
Software	24.20%
Professional Services	10.55
Health Care Providers & Services	10.44
IT Services	8.14
Trading Companies & Distributors	6.59
Diversified Consumer Services	5.15
Industrial Conglomerates	4.95
Capital Markets	4.58
Electrical Equipment	3.99
Financial Services	3.65
Commercial Services & Supplies	3.50
Machinery	2.63
Building Products	1.95
Health Care Technology	1.86
Health Care Equipment & Supplies	1.65
Construction & Engineering	1.24
Hotels, Restaurants & Leisure	1.22
Electronic Equipment, Instruments & Components	1.19
Automobile Components	0.82
Containers & Packaging	0.51
Insurance	0.50
Personal Care Products	0.50
Interactive Media & Services	0.15
Semiconductors & Semiconductor Equipment	0.04
Total	100.00%

December 31, 2025
Software	25.17%
Health Care Providers & Services	11.26
IT Services	9.21
Professional Services	8.93
Capital Markets	6.42
Diversified Consumer Services	5.19
Trading Companies & Distributors	4.55
Financial Services	4.34
Electronic Equipment, Instruments & Components	4.28
Commercial Services & Supplies	3.34
Electrical Equipment	3.12
Machinery	2.90
Building Products	2.21
Industrial Conglomerates	2.19
Health Care Technology	2.14
Health Care Equipment & Supplies	1.88
Hotels, Restaurants & Leisure	1.39
Automobile Components	0.91
Containers & Packaging	0.57
Total	100.00%

The geographic composition of investments (excluding cash equivalents) at cost and fair value as of June 30, 2026, and December 31, 2025 was as follows:

	June 30, 2026
Geographic	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
North America	$509,952	$505,997	97.20%	160.33%
Asia - Pacific	14,393	14,574	2.80	4.61
Total	$524,345	$520,571	100.00%	164.94%

	December 31, 2025
Geographic	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
North America	$444,517	$446,164	97.34%	162.34%
Asia - Pacific	12,120	12,182	2.66	4.43
Total	$456,637	$458,346	100.00%	166.77%

Note 5. Fair Value Measurement

The following tables present the fair value hierarchy of investments (excluding cash equivalents) as of June 30, 2026, and December 31, 2025, categorized by the ASC 820 valuation hierarchy, as previously described:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Asset Backed Securities	$—	$—	$25,760	$25,760
Senior Secured Debt	—	—	486,556	486,556
Common Equity	—	—	125	125
Preferred Equity	—	—	1,190	1,190
Partnership	—	—	6,940	6,940
Total	$—	$—	$520,571	$520,571

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Asset Backed Securities	$—	$—	$10,047	$10,047
Senior Secured Debt	—	—	433,567	433,567
Preferred Equity	—	—	7,368	7,368
Partnership	—	—	7,364	7,364
Total	$—	$—	$458,346	$458,346

The following tables present the change in the fair value of financial instruments for the three and six months ended June 30, 2026, and June 30, 2025, for which Level 3 inputs were used to determine the fair value:

For the Three Months Ended June 30, 2026	Asset Backed Securities	Senior Secured Debt	Preferred Equity	Common Equity	Partnership	Total Investments
Fair value, beginning of period	$25,715	$443,011	$7,554	$—	$7,003	$483,283
Purchases, including capitalized PIK	—	39,774	142	125	—	40,041
Proceeds from sales of investments and principal repayments	—	4,191	(6,435)	—	(63)	(2,307)
Accretion of discount/amortization of premium	(1)	236	—	—	—	235
Net realized gain (loss)	—	17	10	—	—	27
Net change in unrealized appreciation (depreciation)	46	(673)	(81)	—	—	(708)
Transfers into Level 3 (1)	—	—	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—	—	—
Fair value, end of period	$25,760	$486,556	$1,190	$125	$6,940	$520,571
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2026	$46	$(562)	$(11)	$—	$—	$(527)

For the Six Months Ended June 30, 2026	Asset Backed Securities	Senior Secured Debt	Preferred Equity	Common Equity	Partnership	Total Investments
Fair value, beginning of period	$10,047	$433,567	$7,368	$—	$7,364	$458,346
Purchases, including capitalized PIK	18,861	68,908	328	125	—	88,222
Proceeds from sales of investments and principal repayments	(3,328)	(11,069)	(6,435)	—	(330)	(21,162)
Accretion of discount/amortization of premium	(2)	579	—	—	—	577
Net realized gain (loss)	(3)	64	10	—	—	71
Net change in unrealized appreciation (depreciation)	185	(5,493)	(81)	—	(94)	(5,483)
Transfers into Level 3 (1)	—	—	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—	—	—
Fair value, end of period	$25,760	$486,556	$1,190	$125	$6,940	$520,571
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2026	$185	$(5,270)	$(11)	$—	$(94)	$(5,190)

(1)	For the three and six months ended June 30, 2026, there were no transfers into or out of Level 3.

For the Three Months Ended June 30, 2025	Senior Secured Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$341,545	$1,371	$342,916
Purchases, including capitalized PIK	62,148	144	62,292
Proceeds from sales of investments and principal repayments	(2,233)	—	(2,233)
Accretion of discount/amortization of premium	218	—	218
Net realized gain (loss)	16	—	16
Net change in unrealized appreciation (depreciation)	(461)	(1)	(462)
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Fair value, end of period	$401,233	$1,514	$402,747
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2025	$(461)	$(1)	$(462)

For the Six Months Ended June 30, 2025	Senior Secured Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$327,122	$1,343	$328,465
Purchases, including capitalized PIK	91,620	144	91,764
Proceeds from sales of investments and principal repayments	(17,648)	—	(17,648)
Accretion of discount/amortization of premium	687	—	687
Net realized gain (loss)	55	—	55
Net change in unrealized appreciation (depreciation)	(603)	27	(576)
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Fair value, end of period	$401,233	$1,514	$402,747
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2025	$(603)	$27	$(576)

(1)	For the three and six months ended June 30, 2025, there were no transfers into or out of Level 3.

In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Fund’s Level 3 investments as of June 30, 2026, and December 31, 2025. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Fund’s determination of fair value.

	June 30, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range from		Range to		Weighted Average(1)
Asset Backed Securities	$25,760	Reported fair value	Reported fair value	N/A		N/A		N/A
Senior Secured Debt	341,917	Discounted cash flow	Discount factor	8.32%		20.57%		10.24%
	(17)	Market comparable companies	Enterprise value to EBITDA multiple	17.30	x	17.30	x	17.30	x
	138,844	Broker Quotes	Indicative quotes for an inactive market	N/A		N/A		N/A
	5,812	Recent financing/transaction	Recent transaction price	N/A		N/A		N/A
Common Equity	125	Recent financing/transaction	Recent transaction price	N/A		N/A		N/A
Preferred Equity	1,190	Discounted cash flow	Discount factor	13.19%		13.19%		13.19%
Partnership	6,940	Adjusted reported net asset value	Reported net asset value	N/A		N/A		N/A
Total	$520,571

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range from	Range to	Weighted Average(1)
Asset Backed Securities	$10,047	Reported fair value	Reported fair value	N/A	N/A	N/A
Senior Secured Debt	315,113	Discounted cash flow	Discount factor	7.87%	14.56%	9.35%
	118,296	Broker Quotes	Indicative quotes for an inactive market	N/A	N/A	N/A
	158	Recent financing/transaction	Recent transaction price	N/A	N/A	N/A
Preferred Equity	7,368	Discounted cash flow	Discount factor	12.52%	13.76%	13.48%
Partnership	7,364	Adjusted reported net asset value	Reported net asset value	N/A	N/A	N/A
Total	$458,346

(1)	Weighted averages are calculated based on fair value of investments.

The Fund used the income approach to determine the fair value of certain Level 3 assets as of June 30, 2026, and December 31, 2025. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value.

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

Note 6. Debt

The following tables present the Fund’s outstanding debt as of June 30, 2026, and December 31, 2025:

	As of June 30, 2026
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Fair Value (2)
NatWest Credit Facility	$275,000	$214,000	$214,000	$214,000
Total Debt	$275,000	$214,000	$214,000	$214,000

	As of December 31, 2025
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Fair Value (2)
NatWest Credit Facility	$275,000	$226,000	$226,000	$226,000
Total Debt	$275,000	$226,000	$226,000	$226,000

(1)	Carrying value of these debt obligations generally approximate fair value due to their variable interest rates.
(2)	The fair value of these debt obligations would be categorized as Level 2 under ASC 820-10.

A summary of contractual maturities of our debt obligations was as follows as of June 30, 2026, and December 31, 2025:

	As of June 30, 2026
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
NatWest Credit Facility	$214,000	$214,000	$—	$—	$—
Total Debt Obligations	$214,000	$214,000	$—	$—	$—

	As of December 31, 2025
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
NatWest Credit Facility	$226,000	$226,000	$—	$—	$—
Total Debt Obligations	$226,000	$226,000	$—	$—	$—

NatWest Credit Facility

The following wholly-owned subsidiaries of Partners Group Lending Fund, LLC have entered into secured financing facilities as of June 30, 2026: Partners Group BDC Finance I, LLC and Partners Group Revolver Pooling BDC, LLC each, a special purpose vehicle (“SPV”) and collectively, the (“SPVs”).

On February 14, 2024, the (“SPVs”) entered into a senior secured revolving credit agreement (as amended, the “NatWest Credit Agreement” or “NatWest Credit Facility”) as Borrowers, with Partners Group Lending Fund, LLC, as Parent, State Street Bank and Trust Company (“State Street”), as Facility Agent and Collateral Agent, and NatWest Markets Plc ("NatWest") as Arranger and Lender. The original facility amount under the NatWest Credit Agreement was $175.0 million. On May 7, 2024, the Fund entered into Amendment No.1 to the NatWest Credit Agreement. Under Amendment No. 1 the total facility amount under the NatWest Credit Facility was increased to $275 million. On January 14, 2025, the Fund entered into Amendment No. 2 to the NatWest Credit Agreement, to, among other things, amend the applicable margins of (1) EUR borrowings from 2.55% to 2.30% per annum, (2) GBP borrowings from 2.65% to 2.30% per annum, (3) USD borrowings from 2.85% to 2.40% per annum, (4) CAD borrowings from 3.15% to 2.70% per annum, and (5) AUD borrowings from 3.00% to 2.70% per annum. On November 26, 2025, the Fund entered into Amendment No. 3 to the NatWest Credit Agreement, to, among other things, amend the applicable margins of (1) EUR borrowings from 2.30% to 2.10% per annum, (2) GBP borrowings from 2.30% to 2.10% per annum, (3) USD borrowings from 2.40% to 2.10% per annum, (4) CAD borrowings from 2.70% to 2.10% per annum, and (5) AUD borrowings from 2.70% to 2.10% per annum. The NatWest Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of June 30, 2026 and December 31, 2025, the Fund was in compliance with all covenants and other requirements of the NatWest Credit Facility.

Advances under the NatWest Credit Facility bear interest at a per annum rate equal to, in the case of U.S. Dollar advances, SOFR, and in the case of foreign currency advances, the applicable benchmark in effect for the currency plus an applicable margin of 2.10%. The Fund pays an unused commitment fee of 80 basis points (0.80%) per annum if the unused amount is greater than 50% of the facility amount, 70 basis points (0.70%) per annum if the unused amount is between 30% and 50% of the facility amount, and 65 basis points (0.65%) per annum if the unused amount is less than or equal to 30% of the facility amount. The stated maturity date is November 26, 2036.

As of June 30, 2026, and December 31, 2025, there were $214 million and $226 million of borrowings outstanding under the NatWest Credit Facility, respectively. The components of interest expense related to the NatWest Credit Facility was as follows:

	For the three months ended June 30, 2026	For the six months ended June 30, 2026
Borrowing interest expense	$3,139	$6,486
Commitment and Facility fees	123	221
Amortization of deferred financing costs	72	154
Total interest and debt financing expense	$3,334	$6,861

	For the three months ended June 30, 2025	For the six months ended June 30, 2025
Borrowing interest expense	$3,388	$6,446
Commitment and Facility fees	151	345
Amortization of deferred financing costs	89	177
Total interest and debt financing expense	$3,628	$6,968

For the three and six months ended June 30, 2026, the Fund had total average debt of $215 million and $223 million at a weighted average interest rate of 5.85% and 5.88%, respectively. For the three and six months ended June 30, 2025, the Fund had total average debt of $200.6 million and $189.6 million at a weighted average interest rate of 6.78% and 6.86%, respectively.

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

As of June 30, 2026 and December 31, 2025, there were $0 and $0 of borrowings outstanding under the MUFG Credit Facility, respectively. The components of interest expense related to the MUFG Credit Facility was as follows:

	For the three months ended June 30, 2026	For the six months ended June 30, 2026
Borrowing interest expense	$—	$—
Commitment and Facility fees	—	—
Amortization of deferred financing costs	—	—
Total interest and debt financing expense	$—	$—

	For the three months ended June 30, 2025	For the six months ended June 30, 2025
Borrowing interest expense	$—	$—
Commitment and Facility fees	—	—
Amortization of deferred financing costs	—	—
Total interest and debt financing expense	$—	$—

For the three and six months ended June 30, 2026, the Fund had total average debt of $0 million and $0 million at a weighted average interest rate of 0% and 0%, respectively. For the three and six months ended June 30, 2025, the Fund had total average debt of $0 million and $0 at a weighted average interest rate of 0% and 0%, respectively.

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

The Fund's investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require the Fund to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2026, and December 31, 2025, the Fund had the following unfunded delayed draw term loans and revolvers:

Par Value as of June 30, 2026
Unfunded delayed draw commitments	$61,301
Unfunded revolving commitments	33,663
Unfunded term loans	2,067
Total unfunded commitments	$97,031

Par Value as of December 31, 2025
Unfunded delayed draw commitments	$61,048
Unfunded revolving commitments	32,952
Total unfunded commitments	$94,000

The Fund's investment portfolio may also contain Partnership Investments which require the Fund to provide capital when called from the portfolio companies in accordance with the underlying partnership agreements. As of June 30, 2026, the Fund had funded $7.4 million or 93.0% of the $8.0 million total commitments to Partnership Investments. As of December 31, 2025, the Fund had funded $7.4 million or 93.0% of the $8.0 million total commitments to Partnership Investments.

From time to time, the Fund may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026, and December 31, 2025, management is not aware of any pending or threatened material litigation.

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

Note 9. Net Assets

On December 17, 2025, the Fund adopted the Multiple Class Plan which established four classes of units known as Class I Units, Class M Units, Class A Units, and Class S Units, authorized to be issued. Containing the same rights and features as the new Class I Units, previously issued common units were transferred to Class I Units once established. As of June 30, 2026, there were no Class A, or Class S units outstanding.

Equity Issuance

During the six months ended June 30, 2026, the Fund received $43.4 million in proceeds relating to the issuance of Class I units for subscriptions.

During the six months ended June 30, 2026, the Fund received $0.4 million in proceeds relating to the issuance of Class M units for subscriptions.

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

The following table summarizes the total units issued and amount received related to the offer and sale of units made pursuant to Section 4(a)(2) of the “Securities Act, Regulation D promulgated thereunder and other available exemptions from the registration requirements of the Securities Act to investors who are “accredited investors” within the meaning of Regulation D under the Securities Act during the six months ended June 30, 2026:

	For the six months ended June 30, 2026
	Units (1)	Amount
Class I	28,979,760	$43,377
Class M	246,174	373
Total subscriptions	29,225,934	$43,750

(1)	The Fund completed a 5-for-1 stock split effective February 27, 2026, the units issued have been adjusted retroactively to reflect the split for all periods presented.

The following table summarizes the total units issued and amount received related to capital drawdowns delivered pursuant to the subscription agreements during the six months ended June 30, 2025:

	For the six months ended June 30, 2025
	Units (1)	Amount
Common Units	25,256,220	$40,000
Total capital drawdowns	25,256,220	$40,000

(1)	The Fund completed a 5-for-1 stock split effective February 27, 2026, the units issued have been adjusted retroactively to reflect the split for all periods presented.

Distributions

The following table summarizes distributions declared during the six months ended June 30, 2026:

			Class I
Date Declared	Record Date	Payment Date	Distributions per Share	Total Distributions
March 27, 2026	March 26, 2026	April 30, 2026	$0.0364	$6,625
June 26, 2026	June 25, 2026	July 30, 2026	0.0237	5,002
Total			$0.0601	$11,627

			Class M
Date Declared	Record Date	Payment Date	Distributions per Share	Total Distributions
March 27, 2026	March 26, 2026	April 30, 2026	$0.0364	$4
June 26, 2026	June 25, 2026	July 30, 2026	0.0237	6
Total			$0.0601	$10

For the six months ended June 30, 2025, the Fund did not make any distributions.

Distribution Reinvestment

The following table summarizes distribution reinvestment during the six months ended June 30, 2026:

	For the six months ended June 30, 2026
	Units (1)	Amount
Class I	1,481,237	$2,244
Class M	—	—
Total distribution reinvestment	1,481,237	$2,244

(1)	The Fund completed a 5-for-1 stock split effective February 27, 2026, the units issued have been adjusted retroactively to reflect the split for all periods presented.

For the six months ended June 30, 2025, the Fund did not make any Distribution Reinvestment.

Note 10. Earnings per unit

The following table sets forth the computation of basic and diluted earnings per unit for the three and six months ended June 30, 2026, and June 30, 2025:

	For the three months ended June 30, 2026
	Class I	Class M
Net increase (decrease) in net assets resulting from operations	$4,383	$4
Weighted average units outstanding (basic and diluted) (1)	210,939,992	226,540
Increase in net assets resulting from operations per unit (basic and diluted) (1)	$0.02	$0.02

	For the six months ended June 30, 2026
	Class I	Class M
Net increase (decrease) in net assets resulting from operations	$6,403	$5
Weighted average units outstanding (basic and diluted) (1)	196,298,638	142,278
Increase in net assets resulting from operations per unit (basic and diluted) (1)	$0.03	$0.03

	For the three months ended June 30, 2025	For the six months ended June 30, 2025
	Common units	Common units
Net increase (decrease) in net assets resulting from operations	$4,083	$7,626
Weighted average units outstanding (basic and diluted) (1)	128,781,225	119,532,470
Increase in net assets resulting from operations per unit (basic and diluted) (1)	$0.03	$0.06

(1)	The Fund completed a 5-for-1 stock split effective February 27, 2026, the weighted average units outstanding and per unit values have been adjusted retroactively to reflect the split for all periods presented.

Note 11. Tax Information

The Fund elected to be regulated as a BDC under the 1940 Act on December 19, 2025. In addition, the Fund has elected to be treated as a RIC under Subchapter M of the Code. The Fund intends to qualify each taxable year hereafter as a RIC under Subchapter M of the Code, beginning with its fiscal year ending December 31, 2026. Income or loss earned by the Fund prior to the period in which it elected to be treated as a RIC is not attributable to the shareholders of the RIC.

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

As of June 30, 2026, and the year ended December 31, 2025, for U.S. federal income tax purposes, the Fund’s aggregate unrealized appreciation and depreciation on its investments based on cost was as follows:

	June 30, 2026	December 31, 2025
Tax Cost	$525,753	$456,637
Gross unrealized appreciation	713	2,886
Gross unrealized depreciation	(5,895)	(1,177)
Net unrealized investment appreciation	$(5,182)	$1,709

The tax cost of the Fund’s investments as of December 31, 2025, approximates their amortized cost. The tax cost of the Fund's investments as of June 30, 2026 is inclusive of the step-up in basis due to the deemed sale election made by the Fund in conjunction with its intent to elect to be treated as a RIC under the Code.

The Fund’s income tax provision consists of the following for the six months ended June 30, 2026, and June 30, 2025:

	June 30, 2026	June 30, 2025
Current Tax Expense (Benefit)
Federal	$167	$1,997
State	1,759	—
Total Current Tax Expense (Benefit)	$1,926	$1,997

Deferred Tax Expense (Benefit)
Federal	$—	$—
State	—	—
Total Deferred Tax Expense (Benefit)	$—	$—

Components of the Fund's Deferred Tax Benefits and Expense as of June 30, 2026, and the year ended December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
Deferred Income Tax Liabilities:
Unrealized Gain on Investments	$—	$(357)
Subtotal Deferred Income Tax Liabilities	$—	$(357)

Deferred Income Tax Assets:
Capitalized Organization Costs	$—	$92
Subtotal Deferred Income Tax Assets	$—	$92

Total Net Deferred Income Tax Asset (Liability)	$—	$(265)

The Fund's reported income taxes approximate the expected amount based on federal statutory rates for the six months ended June 30, 2026, and June 30, 2025:

	June 30, 2026
	Amount	Percent
U.S. Federal Income Tax Expense At Statutory Rate	$—	—%
U.S. state income taxes (1)	—	—
Non-Taxable Or Non-Deductible Items
Other	1,926	31%
Total Current Tax Expense (Benefit)	$1,926	31%

	June 30, 2025
	Amount	Percent
U.S. Federal Income Tax Expense At Statutory Rate	$1,997	21%
U.S. state income taxes (1)	—	—
Non-Taxable Or Non-Deductible Items
Other	—	—%
Total Current Tax Expense (Benefit)	$1,997	21%

Income Tax Paid By Jurisdiction

	June 30, 2026	June 30, 2025
U.S. Federal	$5,000	$2,025
U.S. State(1)	1,759	—
Total Income Taxes Paid	$6,759	$2,025

(1)	State cash tax paid is not applicable as there are no state filing requirements for the Fund as of June 30, 2026, nor were any state filing requirements identified as of June 30, 2025. The above amount represents the state extensions paid in anticipation of tax year 2025 filing requirements for the Fund.

For the tax period ended June 30, 2026, the Fund had $11.6 million in distributions declared of which $10.0 million is characterized as qualified interest income and $1.6 million is, characterized as ordinary dividends. Due to the Fund's intention to elect and qualify as a RIC under the Code, beginning with its fiscal year ending December 31, 2026, the Fund did not have any distributable earnings on a tax basis as of June 30, 2026.

Note 12. Consolidated Financial Highlights

Below is the schedule of financial highlights of the Fund for the six months ended June 30, 2026, and June 30, 2025:

	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Class I
Per Unit Data: (1)
Net asset value, beginning of period	$1.52	$1.54
Issuance of units	—	—
Income from investment operations:
Net investment income (loss)(2)	0.06	0.07
Net realized and unrealized gains (losses) on investments(2)(3)	(0.03)	(0.01)
Net increase (decrease) in net assets resulting from operations	0.03	0.06
Distributions to members(4)	(0.06)	—
Total increase (decrease) in net assets	(0.03)	0.06
Net asset value, end of period	$1.49	$1.60
Units outstanding, end of period(1)	211,076,548	135,437,175
Total return based on NAV (5)(6)	2.13%	3.64%

Ratio/Supplemental Data:
Net assets, end of period	$315,240	$216,893
Ratio of total expenses before incentive fees to average net assets(7)	7.65%	11.09%
Ratio of total expenses after incentive fees to average net assets(7)	7.65%	11.27%
Ratio of net investment income (loss) before waivers to average net assets(7)	8.08%	9.13%
Ratio of net investment income (loss) after waivers to average net assets(7)	8.08%	9.13%
Ratio of incentive fees to average net assets(6)	—%	0.18%
Portfolio turnover rate(6)	4.32%	5.39%
Asset coverage ratio(8)	247.48%	205.29%

(1)	The Fund completed a 5-for-1 stock split effective February 27, 2026, the per unit data and units outstanding have been adjusted retroactively to reflect the split for all periods presented.
(2)	The per unit data was derived by using the weighted average units outstanding during the applicable period.
(3)	Net realized and unrealized gains and losses per unit in this caption are balancing amounts necessary to reconcile the change in net asset value (“NAV”) per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statements of Operations due to unit transactions during the period.
(4)	The per unit data for distributions is the actual amount of distributions paid or payable per common unit outstanding during the entire period.
(5)	Total return based on NAV is calculated as the change in NAV per unit during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s dividend reinvestment plan.
(6)	Not annualized.
(7)	Annualized, except for incentive fees.
(8)	Asset coverage ratio is equal to (i) total assets, less liabilities excluding indebtedness represented by senior securities, divided by (ii) the aggregate amount of senior securities representing indebtedness at the end of the period.

For the period from January 1, 2026(9) to June 30, 2026
Class M
Per Unit Data: (1)
Net asset value, beginning of period	$—
Issuance of units	1.52
Income from investment operations:	—
Net investment income (loss)(2)	0.05
Net realized and unrealized gains (losses) on investments(2)(3)	(0.02)
Net increase (decrease) in net assets resulting from operations	0.03
Distributions to members(4)	(0.06)
Total increase (decrease) in net assets	(0.03)
Net asset value, end of period	$1.49
Units outstanding, end of period(1)	246,174
Total return based on NAV (5)(6)	2.13%

Ratio/Supplemental Data:
Net assets, end of period	$368
Ratio of total expenses before incentive fees to average net assets(7)	8.10%
Ratio of total expenses after incentive fees to average net assets(7)	8.10%
Ratio of net investment income (loss) before waivers to average net assets(7)	7.11%
Ratio of net investment income (loss) after waivers to average net assets(7)	7.11%
Ratio of incentive fees to average net assets(6)	—%
Portfolio turnover rate(6)	4.32%
Asset coverage ratio(8)	247.48%

(1)	The Fund completed a 5-for-1 stock split effective February 27, 2026, the per unit data and units outstanding have been adjusted retroactively to reflect the split for all periods presented.
(2)	The per unit data was derived by using the weighted average units outstanding during the applicable period.
(3)	Net realized and unrealized gains and losses per unit in this caption are balancing amounts necessary to reconcile the change in net asset value (“NAV”) per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statements of Operations due to unit transactions during the period.
(4)	The per unit data for distributions is the actual amount of distributions paid or payable per common unit outstanding during the entire period.
(5)	Total return based on NAV is calculated as the change in NAV per unit during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s dividend reinvestment plan.
(6)	Not annualized.
(7)	Annualized, except for incentive fees.
(8)	Asset coverage ratio is equal to (i) total assets, less liabilities excluding indebtedness represented by senior securities, divided by (ii) the aggregate amount of senior securities representing indebtedness at the end of the period.
(9)	Commencement of operations.

Note 13. Subsequent Events

The Fund’s management evaluated subsequent events through the date of issuance of these consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, these consolidated financial statements, except as discussed below.

Subscriptions

As of July 1, 2026, the Fund sold its Class M and Class I units (the “Units”) as listed in the table below. The number of Units to be issued was finalized on July 24, 2026. The offer and sale of the Units was made pursuant to Section 4(a)(2) of the Securities Act, Regulation D promulgated thereunder and other available exemptions from the registration requirements of the Securities Act to investors who are “accredited investors” within the meaning of Regulation D under the Securities Act.

Unit Class	Units	Amount
Class I	—	$—
Class M	131,244	196
	131,244	$196

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

Portfolio And Investment Activity

As of June 30, 2026, we had investments in 62 Portfolio Companies across 23 industries, excluding CLO debt tranches. As of December 31, 2025, we had investments in 54 Portfolio Companies across 18 industries, excluding CLO debt tranches.

Based on fair value as of June 30, 2026, 93.2% of our portfolio is composed of senior secured direct private credit investments, followed by 4.9% of CLO debt tranches, 1.4% of opportunistic credit and 0.5% of broadly syndicated loans. 99.8% of our direct private credit investments were invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors.

As of June 30, 2026, our weighted average total yield of debt securities at amortized cost was 9.20%. As of December 31, 2025, our weighted average total yield of debt securities at amortized cost was 9.12%.

Weighted average yield includes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2026 and December 31, 2025, respectively.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	For the Three Months Ended
	June 30, 2026	June 30, 2025
Total investments, at fair value, beginning of period	$483,283	$342,916
Purchases of investments, including capitalized PIK	40,041	62,292
Proceeds from principal repayments and sales of investments	(2,307)	(2,233)
Net accretion of discount on investments	235	218
Net realized gain (loss) on investments	27	16
Net change in unrealized appreciation (depreciation)	(708)	(462)
Total investments, at fair value, end of period	$520,571	$402,747

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Total investments, at fair value, beginning of period	$458,346	$328,465
Purchases of investments, including capitalized PIK	88,222	91,764
Proceeds from principal repayments and sales of investments	(21,162)	(17,648)
Net accretion of discount on investments	577	687
Net realized gain (loss) on investments	71	55
Net change in unrealized appreciation (depreciation)	(5,483)	(576)
Total investments, at fair value, end of period	$520,571	$402,747

The following table presents certain selected information regarding our investment portfolio:

	As of
	June 30, 2026		December 31, 2025
Weighted average yield on debt and income producing investments, at amortized cost (1)	9.20%		9.12%
Weighted average yield on debt and income producing investments, at fair value (1)	9.27%		9.09%
Number of Portfolio Companies, excluding CLO debt tranches	62		54
Median LTM EBITDA (at entry) (2)(3)	$101.7	M	$94.20	M
Weighted average net senior leverage (at entry) (2)(4)	5.89	x	5.83	x
Weighted average loan-to-value (“LTV”) (at entry) (2)(5)	40%		41%
Percentage of debt investments bearing a floating rate, at fair value(6)	99.8%		99.6%
Percentage of debt investments bearing a fixed rate, at fair value(6)	0.2%		0.4%

(1)	Computed based on the stated interest rate or yield as of June 30, 2026 and December 31, 2025, respectively, and weighted based on the total debt investments (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above. Weighted average yield includes the effect of accretion of discounts and amortization of premiums.

(2)	Includes all private loan investments for which fair value is determined by the Adviser at least quarterly (with assistance, as applicable, from a third-party valuation firm, and subject to oversight by the Board). Figures are derived from the consolidated financial statements most recently obtained by the Adviser.

(3)	LTM EBITDA is a non-GAAP measure that refers to adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) in accordance with the underlying governing documents, over the last twelve months as reported by respective borrowers or portfolio companies. Excludes investments with no reported EBITDA or where EBITDA, in the Adviser’s judgment, was not a material component of the investment thesis, such as annual recurring revenue loans, or investments with negative EBITDA. Currency fluctuations may have an adverse effect on the value, price or income and costs of our Portfolio Companies and investments which may increase or decrease as a result of changes in exchange rates.

(4)	Net senior leverage is the ratio of total debt minus unrestricted cash divided by LTM EBITDA and taking into account leverage through the tranche in which the Fund holds an investment, excluding recurring revenue loans. Weighted average net senior leverage is weighted based on the funded commitment of total applicable private loans.

(5)	LTV is calculated as net debt through each respective investment tranche in which the Fund holds an investment divided by estimated enterprise value or value of the underlying collateral of the portfolio company. Weighted average LTV is weighted based on the funded commitment of the total applicable private loans.

(6)	Calculated as a percentage of direct private credit investments.

The composition of our investment portfolio at cost and fair value was as follows (dollar amounts in thousands):

	June 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Asset Backed Securities	$25,536	$25,760	4.95%
Secured Debt	490,443	486,556	93.47%
Unsecured Debt	-	-	-%
Common Equity	125	125	0.02%
Preferred Equity	1,173	1,190	0.23%
Partnership	7,068	6,940	1.33%
Total Investments	$524,345	$520,571	100.00%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Asset Backed Securities	$10,008	$10,047	2.19%
Secured Debt	431,960	433,567	94.59%
Unsecured Debt	-	-	-%
Common Equity	-	-	-%
Preferred Equity	7,270	7,368	1.61%
Partnership	7,399	7,364	1.61%
Total Investments	$456,637	$458,346	100.00%

The tables below describes investments by industry composition based on fair value:

June 30, 2026
Software	24.20%
Professional Services	10.55%
Health Care Providers & Services	10.44%
IT Services	8.14%
Trading Companies & Distributors	6.59%
Diversified Consumer Services	5.15%
Industrial Conglomerates	4.95%
Capital Markets	4.58%
Electrical Equipment	3.99%
Financial Services	3.65%
Commercial Services & Supplies	3.50%
Machinery	2.63%
Building Products	1.95%
Health Care Technology	1.86%
Health Care Equipment & Supplies	1.65%
Construction & Engineering	1.24%
Hotels, Restaurants & Leisure	1.22%
Electronic Equipment, Instruments & Components	1.19%
Automobile Components	0.82%
Containers & Packaging	0.51%
Personal Care Products	0.50%
Insurance	0.50%
Interactive Media & Services	0.15%
Semiconductors & Semiconductor Equipment	0.04%
Total	100.00%

December 31, 2025
Software	25.17%
Health Care Providers & Services	11.26%
IT Services	9.21%
Professional Services	8.93%
Capital Markets	6.42%
Diversified Consumer Services	5.19%
Trading Companies & Distributors	4.55%
Financial Services	4.34%
Electronic Equipment, Instruments & Components	4.28%
Commercial Services & Supplies	3.34%
Electrical Equipment	3.12%
Machinery	2.90%
Building Products	2.21%
Industrial Conglomerates	2.19%
Health Care Technology	2.14%
Health Care Equipment & Supplies	1.88%
Hotels, Restaurants & Leisure	1.39%
Automobile Components	0.91%
Containers & Packaging	0.57%
Total	100.00%

As of June 30, 2026 and December 31, 2025 the Fund had no Portfolio Companies on non-accrual status, respectively. The following table shows the fair value of our performing debt and other income producing securities, and non-accrual investments as of June 30, 2026 and December 31, 2025 (dollar amounts in thousands):

	June 30, 2026		December 31, 2025
	Fair Value	Percentage	Fair Value	Percentage
Performing debt and income producing investments	513,506	98.64%	450,982	98.39%
Non-accrual(1)	-	-	-	-
Total	513,506	98.64%	450,982	98.39%

(1)	Investments on non-accrual represented 0% and 0% of amortized cost of total debt and income producing investments as of June 30, 2026 or December 31, 2025, respectively.

Results of Operations

The following table represents our operating results (dollar amounts in thousands):

	For the Three Months Ended
	June 30, 2026	June 30, 2025
Total investment income	$11,713	$10,166
Total Expenses	6,657	5,434
Net investment income	5,056	4,732
Net realized gain (loss)	26	17
Net change in unrealized appreciation (depreciation)	(695)	(666)
Net increase (decrease) in net assets resulting from operations	$4,387	$4,083

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Total investment income	$22,913	$19,018
Total Expenses	11,146	10,673
Net investment income	11,767	8,345
Net realized gain (loss)	103	56
Net change in unrealized appreciation (depreciation)	(5,462)	(775)
Net increase (decrease) in net assets resulting from operations	$6,408	$7,626

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income was as follows (dollar amounts in thousands):

	For the Three Months Ended
	June 30, 2026	June 30, 2025
Interest income	$11,228	$9,932
Payment-in-kind interest income	353	107
Dividend Income	-	-
Other income	132	127
Total investment income	$11,713	$10,166

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Interest income	$21,893	$18,222
Payment-in-kind interest income	665	211
Dividend Income	-	-
Other income	355	585
Total investment income	$22,913	$19,018

Total investment income increased to $11.7 million for the three months ended June 30, 2026 from $10.2 million for the three months ended June 30, 2025 primarily driven by increased portfolio size of the private credit investment portfolio.

For the three months ended June 30, 2026, PIK income represented 3.0% of total investment income. For the three months ended June 30, 2025 PIK income represented 1.1% of total investment income.

Total investment income increased to $22.9 million for the six months ended June 30, 2026 from $19.0 million for the six months ended June 30, 2025 primarily driven by increased portfolio size of the private credit investment portfolio.

For the six months ended June 30, 2026, PIK income represented 2.9% of total investment income. For the six months ended June 30, 2025 PIK income represented 1.1% of total investment income.

Expenses were as follows (dollar amounts in thousands):

	For the Three Months Ended
	June 30, 2026	June 30, 2025
Interest and borrowing expenses	$3,334	$3,628
Management fees	791	543
Incentive fee	-	(16)
Organization expenses	-	-
Professional fees	378	181
Board of Directors' fees	63	-
Administration, custodian and transfer agent fees	5	5
Other general & administrative	-	-
Current Tax Expense	1,926	1,054
Other expenses	160	39
Total expenses (including current tax expense)	6,657	5,434
Expense support	-	-
Recoupment of expense support	-	-
Reimbursable expenses previously borne by Adviser	-	-
Management fees waived	-	-
Incentive fees waived	-	-
Net expenses (including current tax expense)	6,657	5,434

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Interest and borrowing expenses	$6,861	$6,968
Management fees	1,474	981
Incentive fee	-	336
Organization expenses	-	-
Professional fees	491	292
Board of Directors' fees	117	-
Administration, custodian and transfer agent fees	10	10
Other general & administrative	-	-
Current Tax Expense	1,926	1,997
Other expenses	267	89
Total expenses (including current tax expense)	11,146	10,673
Expense support	-	-
Recoupment of expense support	-	-
Reimbursable expenses previously borne by Adviser	-	-
Management fees waived	-	-
Incentive fees waived	-	-
Net expenses (including current tax expense)	11,146	10,673

Interest Expense

Total interest expense (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts) decreased to $3.3 million for the three months ended June 30, 2026 from $3.6 million for the three months ended June 30, 2025, primarily driven by a decrease in the weighted average interest rate on borrowings relative to the prior year period.

Total interest expense (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts) decreased to $6.9 million for the six months ended June 30, 2026 from $7.0 million for the six months ended June 30, 2025, primarily driven by a decrease in the weighted average interest rate on borrowings relative to the prior year period.

As of June 30, 2026, there was $214 million of debt outstanding under the NatWest Credit Facility (as defined below under “Borrowings”). For the three and six months ended June 30, 2026, the Fund had total average debt of $215 million and $223 million at a weighted average interest rate of 5.85% and 5.88%, respectively,

As of June 30, 2025, there was $206 million of debt outstanding under the NatWest Credit Facility. For the three and six months ended June 30, 2025, the Fund had total average debt of $200.6 million and $189.6 million at a weighted average interest rate of 6.78% and 6.86%, respectively.

Base Management Fees

Management fees increased to $0.8 million for the three months ended June 30, 2026, from $0.5 million for the three months ended June 30, 2025 primarily due to an increase in net assets.

Management fees increased to $1.5 million for the six months ended June 30, 2026, from $1.0 million for the six months ended June 30, 2025 primarily due to an increase in net assets.

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

Incentive Fee

For the six months ended June 30, 2026, incentive fees totaled $0. Incentive fees decreased to $0 for the six months ended June 30, 2026 from $336 thousand for the six months ended June 30, 2025 primarily due to pre-incentive fee net income not exceeding the 6.00% hurdle rate.

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

Total other expenses increased to $2.5 million for the three months ended June 30, 2026 from $1.3 million for the three months ended June 30, 2025, primarily driven by updated estimates to state taxes which relate to prior period activity and an increase of professional fees as the portfolio continues to grow.

Total other expenses increased to $2.8 million for the six months ended June 30, 2026 from $2.4 million for the six months ended June 30, 2025, primarily driven by an increase of Board of Directors' fees and professional fees as the portfolio continues to grow.

For the three months ended June 30, 2026 and 2025, our Administrator charged $5 thousand and $5 thousand, respectively, for certain costs and expenses allocable to the Fund under the terms of the Master Administrative Services Agreement.

For the six months ended June 30, 2026 and 2025, our Administrator charged $10 thousand and $10 thousand, respectively, for certain costs and expenses allocable to the Fund under the terms of the Master Administrative Services Agreement.

Income Taxes, Including Excise Taxes

We have elected to be treated as a RIC under Subchapter M of the Code.

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

Net Realized Gain (Loss)

Net realized gains and losses were comprised of the following (dollar amounts in thousands):

	For the Three Months Ended
	June 30, 2026	June 30, 2025
Non-controlled/non-affiliated investments	$27	$16
Non-controlled/affiliated investments	-	-
Foreign currency forward contracts	-	-
Foreign currency transactions	(1)	1
Net realized gain (loss)	$26	$17

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Non-controlled/non-affiliated investments	$71	$55
Non-controlled/affiliated investments	-	-
Foreign currency forward contracts	-	-
Foreign currency transactions	32	1
Net realized gain (loss)	$103	$56

 For the three months ended June 30, 2026, we generated net realized gains of $26 thousand, which was comprised of $1 thousand in realized loss from foreign currency transactions and $27 thousand in realized gains from the sale or early paydowns on non-controlled/non-affiliated investments.

For the three months ended June 30, 2025, we generated net realized gains of $17 thousand, which was comprised of $1 thousand from foreign currency transactions and $16 thousand from the sale or early paydowns on non-controlled/non-affiliated investments.

For the six months ended June 30, 2026, we generated net realized gains of $103 thousand, which was comprised of $32 thousand from foreign currency transactions and $71 thousand from the sale or early paydowns on non-controlled/non-affiliated investments.

For the six months ended June 30, 2025, we generated net realized gains of $56 thousand, which was comprised of $1 thousand from foreign currency transactions and $55 thousand from the sale or early paydowns on non-controlled/non-affiliated investments.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following (dollar amounts in thousands):

	For the Three Months Ended
	June 30, 2026	June 30, 2025
Non-controlled/non-affiliated investments	$(708)	$(462)
Non-controlled/affiliated investments	-	-
Controlled/affiliated investments	-	-
Foreign currency forward contracts	13	(204)
Deferred tax expense	-	-
Translation of assets and liabilities in foreign currencies	-	-
Net change in unrealized appreciation (depreciation)	$(695)	$(666)

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Non-controlled/non-affiliated investments	$(5,483)	$(576)
Non-controlled/affiliated investments	-	-
Controlled/affiliated investments	-	-
Foreign currency forward contracts	21	(199)
Deferred tax expense	-	-
Translation of assets and liabilities in foreign currencies	-	-
Net change in unrealized appreciation (depreciation)	$(5,462)	$(775)

For the three months ended June 30, 2026 unrealized appreciation (depreciation) on investments decreased $695 thousand due to decreased market value of the positions.

For the three months ended June 30, 2025, the unrealized appreciation (depreciation) on investments decreased $666 thousand due to increased market value of the positions.

For the six months ended June 30, 2026 unrealized appreciation (depreciation) on investments decreased $5.5 million due to decreased market value of the positions.

For the six months ended June 30, 2025, the unrealized appreciation (depreciation) on investments decreased $775 thousand due to increased market value of the positions.

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

As of June 30, 2026, we had one asset-based leverage facility, the NatWest Facility. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facility and/or issue debt securities, including unsecured notes and debt securitizations. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2026, we had an aggregate amount of $214 million of principal debt outstanding and our asset coverage ratio was 247.48%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

As of June 30, 2026 and December 31, 2025, we had $14.1 million and $73.4 million in cash and cash equivalents, respectively. Cash and cash equivalents as of June 30, 2026, taken together with our $61 million of available capacity under our credit facility (subject to borrowing base availability) and the continuous offering of our Common Units is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Units and the use of existing and future financing arrangements.

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

Equity

The following table summarizes transactions in Class I and Class M units during the six months ended June 30, 2026 (dollar amounts in thousands):

	Class I Units(1)	Amount	Class M Units(1)	Amount
Subscriptions	28,979,760	$43,377	246,174	$373
Distributions reinvested	1,481,237	2,244	-	-
Unit repurchases	-	-	-	-
Net increase (decrease)	30,460,997	$45,621	246,174	$373

(1)	The Fund completed a 5-for-1 stock split effective February 27, 2026, the units issued have been adjusted retroactively to reflect the split for all periods presented

Distributions and Distribution Reinvestment

During the six months ended June 30, 2026, the Fund declared the following distributions, which paid in cash or reinvested in additional units of the Fund for unitholders participating in the Fund’s distribution reinvestment plan.

			Class I
Date Declared	Record Date	Payment Date	Distributions per Share	Total Distributions
March 27, 2026	March 26, 2026	April 30, 2026	$0.0364	$6,625
June 26, 2026	June 25, 2026	July 30, 2026	0.0237	5,002
Total			$0.0601	$11,627

			Class M
Date Declared	Record Date	Payment Date	Distributions per Share	Total Distributions
March 27, 2026	March 26, 2026	April 30, 2026	$0.0364	$4
June 26, 2026	June 25, 2026	July 30, 2026	0.0237	6
Total			$0.0601	$10

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

Borrowings

Our outstanding debt obligations were as follows (dollar amounts in thousands):

	As of June 30, 2026
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Fair Value (2)
NatWest Credit Facility	$275,000	$214,000	$214,000	$214,000
Total Debt	$275,000	$214,000	$214,000	$214,000

	As of December 31, 2025
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Fair Value (2)
NatWest Credit Facility	$275,000	$226,000	$226,000	$226,000
Total Debt	$275,000	$226,000	$226,000	$226,000

(1)	Carrying value of these debt obligations generally approximate fair value due to their variable interest rates.

(2)	The fair value of these debt obligations would be categorized as Level 2 under ASC 820-10.

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

The SPVs may borrow amounts in U.S. dollars or certain other permitted currencies under the NatWest Facility. The NatWest Facility provides for the ability to draw and redraw on a revolving basis for a period of up to three years after the closing date (the “Investment Period”) unless the Investment Period is terminated sooner as provided in the NatWest Facility. The facility will be a term facility during the period beginning from the end of the Investment Period to the Facility Maturity Date (as defined below). On and after the date which is seven years from the closing date, any lender can request prepayment of any of the advances. Unless otherwise terminated or prepaid, the NatWest Facility will mature in November 2036 (the “Facility Maturity Date”). Prior to the Facility Maturity Date, proceeds received by SPVs from principal, interest or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Fund, subject to certain conditions. On the Facility Maturity Date, the SPVs must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Fund. The credit facility may be permanently reduced, in whole or in part, at the option of the SPVs, subject to a prepayment fee.

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

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026, management is not aware of any material pending or threatened litigation.

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

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$14,535	$(6,420)	$8,115
Up 200 basis points	$9,646	$(4,280)	$5,366
Up 100 basis points	$4,823	$(2,140)	$2,683
Down 100 basis points	$(4,646)	$2,140	$(2,506)
Down 200 basis points	$(9,292)	$4,280	$(5,012)
Down 300 basis points	$(12,985)	$6,420	$(6,565)

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

Item 1A. Risk Factors

There have been no material changes during the six months ended June 30, 2026 to our risk factors as previously reported in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Report that were not registered under the 1933 Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of our directors or executive officers (as such term is defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

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

PARTNERS GROUP LENDING FUND, LLC

August 14, 2026	By:	/s/ Robert Collins
Robert Collins
President (Principal Executive Officer)

August 14, 2026	By:	/s/ Brian Igoe
Brian Igoe
(Principal Financial and Accounting Officer)