Form 10-Q
period 2026-09-30
Partners Group Lending Fund, LLC
filed 2026-11-13
CIK 1938649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Registrant’s telephone number, including area code: (877) 748-7209

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

As of November 13, 2026, the registrant had the following common units outstanding (excluding November 2026 subscriptions, as the issuance price is not yet finalized at this time):

Class I units	215,314,682
Class M units	363,242
Class A units	-
Class S units	-

Glossary of Terms

In this Quarterly Report on Form 10-Q, unless otherwise specified, the terms:

●	“1940 Act” refers to the Investment Company Act of 1940, as amended;
●	The “Fund,” “Company,” “we,” “us,” and “our” refer to Partners Group Lending Fund, LLC, a Delaware limited liability company;
●	“Administrator” refers to State Street Bank and Trust Company;
●	“Master Administrative Services Agreement” refers to the Master Administrative Services Agreement between the Fund and the Administrator;
●	“Adviser” refers to Partners Group (USA) Inc., a Delaware corporation;
●	“Partners Group” refers to Partners Group AG, a corporation organized in Switzerland;
●	“Board” and “Directors” refer to the Fund’s board of directors and the members thereof, appointed with effect from the date of the Fund’s BDC election;
●	“Common Units” refers collectively to the Fund’s Class A, Class S, Class I, and Class M common units;
●	“LLC Agreement” refers to the Fund’s amended and restated limited liability company agreement;
●	“Investment Advisory Agreement” refers to the Amended and Restated Investment Advisory Agreement between the Fund and the Adviser;
●	“BDC” means a Business Development Company under the 1940 Act;
●	“RIC” means a regulated investment company under the Code;
●	“Code” means the Internal Revenue Code of 1986, as amended;
●	“NAV” means net asset value.

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

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Partners Group Lending Fund, LLC

Consolidated Statements of Assets and Liabilities

(in thousands, except unit and per unit amounts)

	As of September 30, 2026 (Unaudited)	As of December 31, 2025
ASSETS
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $546,733 and $456,637 at September 30, 2026 and December 31, 2025, respectively)	$542,350	$458,346
Total investments, at fair value (cost of $546,733 and $456,637 at September 30, 2026 and December 31, 2025, respectively)	542,350	458,346
Cash	2,891	6,124
Cash equivalents	15,158	65,588
Cash denominated in foreign currencies (cost of $514 and $1,625 at September 30, 2026 and December 31, 2025, respectively)	513	1,641
Receivable for investments sold	84	112
Interest receivable	3,720	2,935
Deferred financing costs	1,438	968
Unrealized appreciation on foreign currency forward contracts	182	—
Other assets	412	315
Total assets	$566,748	$536,029

LIABILITIES
Debt	$225,000	$226,000
Payable for investments purchased	8,372	—
Interest and borrowing expenses payable	2,440	2,509
Incentive fee payable	1,563	1,377
Management fees payable	811	690
Distribution payable	6,147	25,503
Administrator and custodian fees payable	60	45
Professional fees payable	13	209
Current income tax liability	4	4,568
Deferred income tax liability	—	265
Accrued expenses and other liabilities	256	20
Total liabilities	$244,666	$261,186

Commitments and Contingencies (Note 7)

NET ASSETS

Common units, $0.01 par value (215,677,924 and 180,615,551 units issued and outstanding at September 30, 2026 and December 31, 2025, respectively)(1)	$2,157	$1,806
Additional paid in capital	325,417	273,194
Distributable earnings (loss)	(5,492)	(157)
Total net assets	$322,082	$274,843
Total liabilities and net assets	$566,748	$536,029

NET ASSET VALUE PER UNIT
Class I units (Note 9):
Net assets	$321,540	$274,843
Common units outstanding ($0.01 par value, unlimited units authorized)(1)	215,314,682	180,615,551
Net asset value per unit(1)	$1.49	$1.52

Class M units (Note 9):
Net assets	$542	$—
Common units outstanding ($0.01 par value, unlimited units authorized)(1)	363,242	—
Net asset value per unit(1)	$1.49	—

(1)	The Fund completed a 5-for-1 unit split effective February 27, 2026, the common units and net asset value per unit have been adjusted retroactively to reflect the unit split for all periods presented.

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$12,307	$11,055	$34,865	$29,488
Other income	302	348	657	933
Total investment income	12,609	11,403	35,522	30,421

Expenses:
Interest and borrowing expenses	3,543	4,011	10,404	10,979
Management fees	811	620	2,285	1,601
Incentive fee	1,563	810	1,563	1,146
Professional fees	190	103	681	395
Administration and custodian fees	5	5	15	15
Board of Directors’ fees	50	—	167	—
Current tax expense	22	1,309	1,948	3,306
Other expenses	103	25	370	114
Total expenses	6,287	6,883	17,433	17,556
Net investment income	6,322	4,520	18,089	12,865

Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	(14)	9	57	64
Foreign currency transactions	153	12	185	13
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(609)	(3)	(6,092)	(579)
Foreign currency forward contracts	182	—	182	—
Foreign currency	7	85	28	(114)
Net realized and change in unrealized gains (losses) on investment transactions	(281)	103	(5,640)	(616)
Net increase (decrease) in net assets resulting from operations	$6,041	$4,623	$12,449	$12,249

Per unit information - basic and diluted
Net investment income per unit (basic and diluted)(1)	$0.03	$0.03	$0.09	$0.10
Increase in net assets resulting from operations per unit (basic and diluted)(1)	$0.03	$0.03	$0.06	$0.09
Weighted average units outstanding (basic and diluted)(1)	212,916,392	146,405,083	201,993,091	128,588,443

(1)	The Fund completed a 5-for-1 unit split effective February 27, 2026, the weighted average units outstanding and per unit values have been adjusted retroactively to reflect the unit split for all periods presented.

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Statements of Changes in Net Assets

(in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations:
Net investment income	$6,322	$4,520	$18,089	$12,865
Net realized gain (loss)	139	21	242	77
Net change in unrealized appreciation (depreciation)	(420)	82	(5,882)	(693)
Net increase (decrease) in net assets resulting from operations	$6,041	$4,623	$12,449	$12,249

Distributions to unitholders (Note 9)
Class I units	$(6,137)	$—	$(17,764)	$—
Class M units	(10)	—	(20)	—
Total distributions to unitholders	$(6,147)	$—	$(17,784)	$—

Net increase (decrease) in net assets resulting from Unit transactions (Note 9):
Class I units:
Proceeds from units issued	$5,999	$25,000	$49,376	$65,000
Repurchase of units	—	—	—	—
Reinvestment of units	406	—	2,650	—
Net increase (decrease) in net assets from Unit transactions	$6,405	$25,000	$52,026	$65,000

Class M units:
Proceeds from units issued	$196	$—	$569	$—
Repurchase of units	(21)	—	(21)	—
Reinvestment of units	—	—	—	—
Net increase (decrease) in net assets from Unit transactions	$175	$—	$548	$—
Total increase (decrease) in net assets	$6,474	$29,623	$47,239	$77,249
Net Assets, beginning of period	315,608	216,893	274,843	169,267
Net Assets, end of period	$322,082	$246,516	$322,082	$246,516

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$12,449	$12,249
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(155,343)	(181,585)
Payment-in-kind interest capitalized	(1,517)	(362)
Proceeds from sales of investments and principal repayments	67,891	62,156
Net realized (gain) loss on investments	(57)	(64)
Net realized (gain) loss on foreign currency transactions	(185)	(13)
Net change in unrealized (appreciation) depreciation on investments	6,092	579
Net change in unrealized (appreciation) depreciation on foreign currency	(28)	114
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(182)	—
Amortization of premium and accretion of discount, net	(1,070)	(1,095)
Amortization of deferred financing costs	230	267
Change in operating assets and liabilities:
Receivable for investments sold	28	426
Interest receivable	(785)	(8)
Other assets	(97)	—
Interest and borrowing expenses payable	(69)	453
Investments purchased payable	8,372	—
Incentive fee payable	186	51
Management fees payable	121	195
Administrator and custodian fees payable	15	15
Professional fees payable	(196)	212
Current income tax liability	(4,564)	1,248
Deferred income tax liability	(265)	—
Accrued expenses and other liabilities	236	17
Net cash provided by (used in) operating activities	(68,738)	(105,145)

Cash flows from financing activities
Distributions paid	(34,490)	—
Proceeds from issuance of common units	49,945	65,000
Payments of financing costs	(700)	(713)
Repurchase of common units	(21)	—
Borrowings of debt	33,000	54,000
Repayments of debt	(34,000)	—
Net cash provided by (used in) financing activities	13,734	118,287
Net increase (decrease) in cash and cash equivalents	(55,004)	13,142
Effect of foreign exchange rate changes on cash and cash equivalents	213	(101)
Cash and cash equivalents and cash denominated in foreign currencies at beginning of period	73,353	14,444
Cash and cash equivalents and cash denominated in foreign currencies, end of period(1)	$18,562	$27,485

Supplemental and non-cash activities
Cash paid during the period for interest	$10,243	$10,259
Accrued but unpaid distributions	$6,147	$—
Reinvestment of distributions	$2,650	$—

See accompanying notes to these unaudited consolidated financial statements.

	For the Nine Months Ended September 30,
	2026	2025
Tax paid during the period	$6,759	$2,018
Non-cash investment restructures	$18,772	$3,570

(1)	As of September 30, 2026, the balance includes $2,891 in cash, $15,158 in cash equivalents, and $513 in cash denominated in foreign currencies. As of September 30, 2025, the balance includes $4,578 in cash, $20,858 in cash equivalents, and $2,049 in cash denominated in foreign currencies.

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedules of Investments

September 30, 2026

(in thousands)

(Unaudited)

Investments-non-controlled/non-affiliated(1)	Reference Rate and Spread(2)	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Units(1)	Cost(3)	Fair Value	% of Net Assets
Direct Investments
Asset Backed Securities
North America
Industrial Conglomerates
Basswood Park CLO Ltd (5) (6) (7)	S + 1.03%	4.57%	1/5/2026	4/20/2034	$5,277	$5,284	$5,327	1.65%
Cifc Funding 2014-IV-R Ltd (5) (6) (7)	S + 0.99%	4.84%	12/19/2025	1/17/2035	$5,000	5,005	5,050	1.57
Octagon Investment Partners 40 Ltd (5) (6) (7)	S + 1.04%	4.77%	12/19/2025	1/20/2035	$5,000	5,002	5,047	1.57
Total North America						$15,291	$15,424	4.79%
Total Asset Backed Securities						$15,291	$15,424	4.79%

Senior Secured Debt
North America
Automobile Components
High Bar Brands Operating, LLC (4) (5) (6) (7)	P + 4.25%	11.25%	12/19/2023	12/19/2029	$649	162	154	0.05
High Bar Brands Operating, LLC (5) (6) (7)	S + 5.25%	9.32%	12/19/2023	12/19/2029	$535	529	522	0.16
High Bar Brands Operating, LLC (5) (6) (7)	S + 5.25%	9.32%	12/19/2023	12/19/2029	$3,031	2,996	2,961	0.92
High Bar Brands Operating, LLC (5) (6) (7)	S + 5.25%	9.32%	12/19/2023	12/19/2029	$631	624	617	0.19
						4,311	4,254	1.32

Building Products
LHS Borrower, LLC (4) (5) (6)	S + 5.25%	9.15%	9/3/2025	9/4/2031	$811	211	197	0.06
LHS Borrower, LLC (5) (6)	S + 5.25%	9.15%	9/4/2025	9/4/2031	$10,142	10,012	9,939	3.09
						10,223	10,136	3.15

Capital Markets
Cerity Partners Equity Holding LLC (4) (5) (6)	S + 4.50%	8.57%	12/19/2025	7/28/2031	$4,096	1,444	1,426	0.44
Cerity Partners Equity Holding LLC (4) (5) (6)	S + 4.50%	8.40%	12/19/2025	7/28/2031	$363	166	165	0.05
Cerity Partners Equity Holding LLC (5) (6)	S + 4.50%	8.57%	7/7/2026	7/28/2031	$4,011	3,978	3,982	1.24
Cerity Partners Equity Holding LLC (5) (6)	S + 4.50%	8.57%	7/7/2026	7/28/2031	$3	3	3	—
PMA Parent Holdings, LLC (4) (5) (6)	S + 4.75%		10/15/2024	1/31/2031	$2,823	(11)	(14)	—
PMA Parent Holdings, LLC (5) (6)	S + 4.75%	8.82%	10/15/2024	1/31/2031	$17,848	17,685	17,757	5.51
Rialto Management Group, LLC (5) (6) (7)	S + 5.00%	8.90%	12/5/2024	12/5/2030	$5,990	5,945	5,954	1.85
Rialto Management Group, LLC (4) (5) (6) (7)	S + 5.00%		12/5/2024	12/5/2030	$223	(2)	(1)	—
						29,208	29,272	9.09

Commercial Services & Supplies
Cobalt Service Partners, LLC (4) (5) (6)	S + 4.75%	8.82%	10/11/2024	10/13/2031	$3,858	3,321	3,289	1.02
Cobalt Service Partners, LLC (5) (6)	S + 4.75%	9.01%	10/11/2024	10/13/2031	$2,216	2,199	2,190	0.68
Cobalt Service Partners, LLC (4) (5) (6)	S + 4.75%	8.65%	10/11/2024	10/13/2031	$465	28	25	0.01
Cobalt Service Partners, LLC (4) (5) (6)	S + 4.75%	8.82%	6/23/2026	10/13/2031	$13,693	52	(15)	(0.01)
Hobbs & Associates, LLC (5) (6)	S + 2.75%	6.62%	2/27/2026	7/23/2031	$1,489	1,475	1,487	0.46
Propio LS, LLC (5) (6)	S + 4.75%	8.82%	5/12/2025	5/10/2030	$10,391	10,312	10,200	3.17
Propio LS, LLC (4) (5) (6)	S + 4.75%		5/12/2025	5/10/2030	$246	(2)	(5)	—
Thompson Safety LLC (4) (5) (6)	S + 5.00%	8.88%	6/25/2025	6/25/2032	$6,737	1,061	1,077	0.33
Thompson Safety LLC (4) (5) (6)	P + 4.00%	11.00%	6/25/2025	6/25/2032	$675	96	97	0.03
Whiskey Borrower, LLC (5) (6)	S + 4.75%	8.65%	8/12/2026	8/12/2033	$4,324	4,282	4,306	1.34
Whiskey Borrower, LLC (4) (5) (6)	S + 4.75%		8/12/2026	8/12/2033	$1,730	(8)	(8)	—
Whiskey Borrower, LLC (4) (5) (6)	S + 4.75%	8.65%	8/12/2026	8/12/2033	$1,038	8	14	—
						22,824	22,657	7.03

Construction & Engineering
Qinetic, Inc. (5) (6)	S + 4.75%	8.57%	4/30/2026	5/2/2033	$6,527	6,465	6,478	2.01
Qinetic, Inc. (4) (5) (6)	S + 4.75%		4/30/2026	5/2/2033	$933	(9)	(7)	—
Qinetic, Inc. (4) (5) (6)	S + 4.75%		4/30/2026	5/2/2033	$1,865	(9)	(9)	(0.01)
UFT Buyer LLC (4) (5) (6)	S + 4.75%	8.82%	7/17/2026	12/6/2032	$8,829	1,766	1,766	0.55
						8,213	8,228	2.55

Containers & Packaging
Nelipak Holding Company (4) (5) (6) (7)	S + 5.50%		3/26/2024	3/26/2031	$310	(3)	(0)	—
Nelipak Holding Company (4) (5) (6) (7)	S + 5.50%	9.40%	3/26/2024	3/26/2031	$879	135	143	0.04

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedules of Investments (continued)

September 30, 2026

(in thousands)

(Unaudited)

Investments-non-controlled/non-affiliated(1)	Reference Rate and Spread(2)	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Units(1)	Cost(3)	Fair Value	% of Net Assets
Direct Investments (continued)
Senior Secured Debt (continued)
Containers & Packaging (continued)
Nelipak Holding Company (5) (6) (7)	S + 5.50%	9.57%	3/26/2024	3/26/2031	$2,567	$2,539	$2,564	0.80%
Nelipak Holding Company (5) (6) (7)	S + 5.50%	9.57%	4/28/2026	3/26/2031	$130	129	130	0.04
						2,800	2,837	0.88

Diversified Consumer Services
Club Car Wash Operating, LLC (4) (5) (6)	S + 5.75%	9.82%	9/3/2026	12/3/2031	$138	36	36	0.01
Club Car Wash Operating, LLC (5) (6)	S + 5.75%	9.65%	9/3/2026	12/3/2031	$4,629	4,589	4,589	1.43
Club Car Wash Operating, LLC (4) (5) (6)	S + 5.75%	9.82%	9/3/2026	12/3/2031	$991	420	420	0.13
Owl Acquisition, LLC (5) (6)	S + 4.75%	8.48%	4/17/2025	4/19/2032	$6,504	6,436	6,405	1.99
Owl Acquisition, LLC (4) (5) (6)	S + 4.75%	8.49%	4/17/2025	4/19/2032	$597	103	100	0.03
Owl Acquisition, LLC (4) (5) (6)	S + 4.75%	8.82%	4/17/2025	4/19/2032	$1,296	146	140	0.04
						11,730	11,690	3.63

Electrical Equipment
Dwyer Instruments, LLC (4) (5) (6)	S + 2.50%	6.26%	7/16/2026	7/25/2033	$191	76	76	0.03
Dwyer Instruments, LLC (5) (6)	S + 2.50%	6.28%	7/16/2026	7/25/2033	$2,809	2,800	2,811	0.87
Voltaris Power LLC (5) (6)	S + 6.00%	10.07%	9/1/2026	9/2/2031	$12,025	11,848	11,848	3.68
Voltaris Power LLC (4) (5) (6)	S + 6.00%		9/1/2026	9/2/2031	$1,415	(21)	(21)	(0.01)
						14,703	14,714	4.57

Electronic Equipment, Instruments & Components
Mobile Communications America, Inc. (5) (6)	S + 4.75%	8.48%	10/19/2023	10/16/2029	$1,055	1,051	1,051	0.33
Mobile Communications America, Inc. (5) (6)	S + 4.75%	8.50%	10/19/2023	10/16/2029	$4,483	4,446	4,465	1.38
Mobile Communications America, Inc. (4) (5) (6)	S + 4.75%	8.50%	10/19/2023	10/16/2029	$743	54	57	0.02
Mobile Communications America, Inc. (4) (5) (6)	S + 4.75%	8.83%	6/23/2025	10/16/2029	$2,762	732	729	0.23
						6,283	6,302	1.96

Financial Services
Beacon Pointe Harmony, LLC (4) (5) (6) (7)	S + 2.50%		9/30/2026	10/14/2033	$110	(0)	(1)	—
Beacon Pointe Harmony, LLC (5) (6) (7)	S + 2.50%	6.58%	9/30/2026	10/14/2033	$790	786	786	0.25
Eclipse Buyer, Inc. (5) (6)	S + 4.25%	7.98%	9/5/2024	9/8/2031	$5,187	5,147	5,165	1.60
Ultra Holdco Parent, LLC (5) (6)	S + 4.50%	8.57%	7/1/2025	7/1/2032	$5,752	5,703	5,743	1.78
Ultra Holdco Parent, LLC (4) (5) (6)	S + 4.50%		7/1/2025	7/1/2032	$724	(6)	(1)	—
Ultra Holdco Parent, LLC (4) (5) (6)	S + 4.50%		7/1/2025	7/1/2032	$1,932	(16)	(16)	—
						11,614	11,676	3.63

Health Care Equipment & Supplies
FYi Eye Care Services and Products Inc. (4) (5) (6) (7)	S + 5.00%		9/17/2026	9/17/2032	CAD 457	1	(3)	—
FYi Eye Care Services and Products Inc. (5) (6) (7)	C + 5.00%	7.30%	9/17/2026	9/16/2033	CAD 3,848	2,724	2,684	0.83
FYi Eye Care Services and Products Inc. (4) (5) (6) (7)	C + 5.00%	7.30%	9/17/2026	9/16/2033	CAD 1,283	9	(5)	—
YI, LLC (5) (6)	S + 5.75%	9.65%	12/1/2023	12/3/2029	$8,765	8,660	8,627	2.68
YI, LLC (4) (5) (6)	S + 5.75%		12/1/2023	12/3/2029	$1,408	(15)	(23)	(0.01)
						11,379	11,280	3.50

Health Care Providers & Services
AAH Topco, LLC (4) (5) (6)	S + 5.00%	9.00%	3/31/2025	12/22/2027	$2,391	1,847	1,843	0.57
AAH Topco, LLC (5) (6)	S + 5.25%	9.25%	11/1/2023	12/22/2027	$8,138	8,086	8,101	2.52
Maple Acquisition, LLC (4) (5) (6)	S + 4.75%		5/30/2024	5/30/2030	$895	(8)	(1)	—
Maple Acquisition, LLC (5) (6)	S + 4.75%	9.01%	5/30/2024	5/30/2031	$4,772	4,720	4,769	1.48
Maple Acquisition, LLC (5) (6)	S + 4.75%	8.48%	5/30/2024	5/30/2031	$1,187	1,175	1,186	0.37
Phynet Dermatology LLC (5) (6)	S + 6.50%	10.23%	10/20/2023	10/20/2029	$11,846	11,720	11,118	3.45
Phynet Dermatology LLC (4) (5) (6)	S + 6.50%	10.34%	10/20/2023	10/20/2029	$696	666	631	0.20
Premier Care Dental Management, LLC (4) (5) (6)	S + 5.00%		5/29/2024	5/5/2028	$1,151	(5)	(12)	—
Premier Care Dental Management, LLC (5) (6)	S + 5.00%	8.90%	5/31/2024	8/7/2028	$5,683	5,656	5,627	1.75
Premier Care Dental Management, LLC (4) (5) (6)	S + 5.00%	8.90%	7/16/2025	8/7/2028	$1,581	1,426	1,415	0.44
RCP NATS Purchaser, LLC (4) (5) (6)	S + 5.00%	9.04%	3/19/2025	3/19/2032	$1,007	594	595	0.18
RCP NATS Purchaser, LLC (5) (6)	S + 5.00%	9.04%	3/19/2025	3/19/2032	$5,007	4,965	4,972	1.54
RCP NATS Purchaser, LLC (4) (5) (6)	S + 5.00%		3/19/2025	3/19/2032	$708	(6)	(5)	—
RCP NATS Purchaser, LLC (5) (6)	S + 5.00%	9.04%	3/20/2026	3/19/2032	$782	775	777	0.24

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedules of Investments (continued)

September 30, 2026

(in thousands)

(Unaudited)

Investments-non-controlled/non-affiliated(1)	Reference Rate and Spread(2)	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Units(1)	Cost(3)	Fair Value	% of Net Assets
Direct Investments (continued)
Senior Secured Debt (continued)
Health Care Providers & Services (continued)
RCP NATS Purchaser, LLC (5) (6)	S + 5.00%	9.12%	7/15/2026	3/19/2032	$3,678	$3,642	$3,642	1.13%
Ruby Buyer, LLC (4) (5) (6)	S + 6.50%		12/21/2023	12/21/2029	$1,544	(21)	—	—
Ruby Buyer, LLC (5) (6)	S + 6.50%	10.40%	12/21/2023	12/21/2029	$14,304	14,084	14,304	4.44
						59,316	58,962	18.31

Health Care Technology
Datix Bidco Limited (5) (6) (7)	S + 4.75%	8.48%	4/19/2024	4/30/2031	$9,839	9,697	9,687	3.01
RLDatix Holdings (USA), Inc. (4) (5) (6) (7)	S + 4.75%		4/19/2024	4/30/2031	$2,067	(27)	(27)	(0.01)
						9,670	9,660	3.00

Hotels, Restaurants & Leisure
CorePower Yoga, LLC (5) (6)	S + 5.25%	9.32%	4/3/2025	4/30/2031	$5,850	5,779	5,846	1.81
CorePower Yoga, LLC (4) (5) (6)	S + 5.25%		4/3/2025	4/30/2031	$370	(4)	(0)	—
CorePower Yoga, LLC (4) (5) (6)	S + 5.25%	9.32%	4/3/2025	4/30/2031	$370	327	331	0.10
CorePower Yoga, LLC (5) (6)	S + 5.25%	9.32%	12/22/2025	4/30/2031	$501	494	500	0.16
Saguaro Buyer, LLC (4) (5) (6)			9/9/2026	7/6/2032	$6,845	(34)	(34)	(0.01)
						6,562	6,643	2.06

Insurance
Galway Borrower LLC (4) (5) (6)	S + 4.50%	8.58%	5/27/2026	9/29/2028	$214	33	34	0.01
Galway Borrower LLC (5) (6)	S + 4.50%	8.57%	5/27/2026	9/29/2028	$2,383	2,373	2,358	0.73
Galway Borrower LLC (5) (6)	S + 4.50%	8.57%	5/27/2026	9/29/2028	$60	59	59	0.02
Galway Borrower LLC (5) (6)	S + 4.50%	8.57%	5/27/2026	9/29/2028	$45	45	44	0.01
						2,510	2,495	0.77

Interactive Media & Services
Oak-Eagle AcquireCo, Inc. (5) (6) (7)	S + 3.50%	7.25%	3/24/2026	8/4/2033	$800	788	807	0.25
						788	807	0.25

IT Services
DigiCert, Inc. (4) (5) (6)	S + 5.75%		7/30/2025	7/30/2030	$1,285	(15)	(17)	(0.01)
DigiCert, Inc. (5) (6)	S + 5.75%	9.65%	9/12/2025	7/30/2030	$18,128	17,910	17,881	5.55
Govcio Buyer Company (5) (6)	S + 4.75%	8.65%	7/9/2024	7/9/2031	$9,889	9,779	9,809	3.05
Govcio Buyer Company (5) (6)	S + 4.75%	8.65%	8/29/2025	7/9/2031	$3,956	3,906	3,924	1.22
Omega Systems Intermediate Holdings, Inc. (5) (6)	S + 5.00%	9.07%	1/15/2025	1/15/2031	$2,698	2,672	2,534	0.79
Omega Systems Intermediate Holdings, Inc. (4) (5) (6)	S + 5.00%	9.07%	1/15/2025	1/15/2031	$1,593	487	404	0.13
Omega Systems Intermediate Holdings, Inc. (4) (5) (6)	S + 5.00%	9.07%	1/15/2025	1/15/2031	$479	155	130	0.04
RAB Aggregator, LLC (4) (5) (6)	S + 4.50%	8.32%	7/14/2026	10/18/2029	$4,300	1,779	1,782	0.55
Redwood Services Group, LLC (5) (6)	S + 5.00%	9.08%	1/3/2025	6/15/2029	$2,981	2,961	2,965	0.92
Redwood Services Group, LLC (4) (5) (6)	S + 5.00%	9.07%	1/3/2025	6/15/2029	$3,834	3,808	3,812	1.18
Redwood Services Group, LLC (4) (5) (6)	S + 4.75%	8.82%	2/11/2026	6/15/2029	$2,381	386	385	0.12
						43,828	43,609	13.54

Machinery
CSAFE Acquisition Company, Inc. (5) (6)	S + 5.75%	9.57%	3/8/2024	12/14/2028	$11,110	11,096	11,098	3.45
CSAFE Acquisition Company, Inc. (4) (5) (6)	S + 5.75%	9.57%	3/8/2024	3/8/2029	$1,995	1,135	1,135	0.35
CSAFE Acquisition Company, Inc. (5) (6)	S + 5.75%	9.57%	3/8/2024	12/14/2028	$936	931	935	0.29
CSAFE Acquisition Company, Inc. (5) (6)	S + 5.75%	9.57%	11/22/2024	12/14/2028	$804	804	803	0.25
						13,966	13,971	4.34

Personal Care Products
Salt & Stone, Inc. (5) (6)	S + 5.50%	9.57%	4/8/2026	4/8/2032	$2,499	2,464	2,470	0.77
Salt & Stone, Inc. (4) (5) (6)	S + 5.50%		4/8/2026	4/8/2032	$999	(14)	(12)	(0.01)
						2,450	2,458	0.76

Pharmaceuticals
Puma Buyer, LLC (5) (6)	S + 2.50%	6.54%	9/24/2026	10/10/2033	$1,200	1,197	1,202	0.37
						1,197	1,202	0.37

Professional Services
Ascend Partner Services LLC (5) (6)	S + 4.50%	8.37%	8/9/2024	8/11/2031	$3,344	3,332	3,324	1.03

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedules of Investments (continued)

September 30, 2026

(in thousands)

(Unaudited)

Investments-non-controlled/non-affiliated(1)	Reference Rate and Spread(2)	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Units(1)		Cost(3)	Fair Value	% of Net Assets
Direct Investments (continued)
Senior Secured Debt (continued)
Professional Services (continued)
Ascend Partner Services LLC (5) (6)	S + 4.50%	8.37%	8/9/2024	8/11/2031		$1,930	$1,915	$1,918	0.60%
Ascend Partner Services LLC (4) (5) (6)	S + 4.50%		8/9/2024	8/11/2031		$675	(5)	(4)	—
Ascend Partner Services LLC (5) (6)	S + 4.50%	8.37%	8/7/2025	8/11/2031		$12,516	12,413	12,441	3.86
Denali Intermediate Holdings, Inc. (5) (6)	S + 5.50%	9.40%	8/26/2025	8/26/2032		$12,327	12,218	11,618	3.61
Denali Intermediate Holdings, Inc. (4) (5) (6)	S + 5.50%	9.39%	8/26/2025	8/26/2032		$1,242	362	301	0.09
Denali Topco LLC (5) (6)	S + 4.25%	8.07%	8/26/2025	8/26/2032		$7,654	7,576	7,567	2.35
Denali Topco LLC (4) (5) (6)	S + 4.25%		8/26/2025	8/26/2032		$2,268	(19)	(19)	(0.01)
Denali Topco LLC (4) (5) (6)	S + 4.25%		8/26/2025	8/26/2032		$1,089	(9)	(12)	—
Foreside Financial Group, LLC (4) (5) (6)	S + 5.25%	9.24%	6/26/2026	10/1/2029		$1,897	23	16	0.01
Foreside Financial Group, LLC (5) (6)	S + 5.25%	9.47%	6/26/2026	10/1/2029		$5,517	5,466	5,472	1.70
Foreside Financial Group, LLC (4) (5) (6)	S + 5.25%		6/26/2026	10/1/2029		$652	(6)	(5)	—
LegalX Holdings, LLC (5) (6)	S + 5.25%	9.01%	2/26/2026	2/26/2032		$5,008	4,948	4,936	1.53
LegalX Holdings, LLC (4) (5) (6)	S + 5.25%		2/26/2026	2/26/2032		$1,236	(14)	(18)	(0.01)
People Corporation (4) (5) (6) (7)	C + 5.00%	7.62%	12/18/2024	2/18/2031	CAD	5,601	3,261	3,280	1.02
Riverside Assessments, LLC (5) (6)	S + 5.25%	9.32%	3/19/2024	3/19/2031		$7,768	7,659	7,703	2.39
Riverside Assessments, LLC (4) (5) (6)	S + 5.25%	9.15%	3/19/2024	3/19/2031		$1,149	368	374	0.12
Trinity Air Consultants Holdings Corporation (4) (5) (6)	S + 2.50%		9/17/2026	9/30/2033		$181	(1)	(0)	—
Trinity Air Consultants Holdings Corporation (5) (6)	S + 2.50%	6.60%	9/17/2026	9/30/2033		$819	817	818	0.25
							60,304	59,710	18.54

Semiconductors & Semiconductor Equipment
Coreweave Financing DDTL V, LLC (5) (6) (7)	S + 4.50%	8.37%	5/6/2026	11/17/2031		$532	527	537	0.17
							527	537	0.17

Software
Aptean Acquiror Inc. (5) (6)	S + 4.75%	8.51%	1/30/2024	1/30/2031		$12,204	12,156	11,968	3.72
Aptean Acquiror Inc. (4) (5) (6)	S + 4.75%	8.51%	1/30/2024	1/30/2031		$978	415	400	0.12
Bullhorn, Inc. (5) (6)	S + 5.00%	8.90%	5/10/2024	10/1/2029		$3,207	3,202	3,185	0.99
Bullhorn, Inc. (4) (5) (6)	S + 5.00%	8.90%	5/10/2024	10/1/2029		$517	68	48	0.01
Bullhorn, Inc. (5) (6)	S + 5.00%	8.90%	7/9/2024	10/1/2029		$7,711	7,711	7,647	2.37
Bullhorn, Inc. (5) (6)	S + 5.00%	8.90%	7/30/2025	10/1/2029		$890	890	883	0.27
Diligent Corporation (4) (5) (6)	S + 5.00%	8.76%	4/23/2024	8/2/2030		$1,748	901	804	0.25
Diligent Corporation (fka Diamond Merger Sub II, Corp.) (5) (6)	S + 5.00%	8.76%	4/23/2024	8/2/2030		$15,298	15,220	14,763	4.58
Diligent Corporation (fka Diamond Merger Sub II, Corp.) (5) (6) (8)	S + 8.42%	12.18%	4/23/2024	8/2/2030		$2,705	2,692	2,611	0.81
GS AcquisitionCo, Inc. (5) (6)	S + 5.25%	9.32%	5/23/2024	5/25/2028		$5,839	5,839	5,371	1.67
GS AcquisitionCo, Inc. (5) (6)	S + 5.25%	9.32%	3/26/2024	5/25/2028		$513	512	472	0.15
GS AcquisitionCo, Inc. (5) (6)	S + 5.25%	9.32%	3/26/2024	5/25/2028		$249	249	229	0.07
Innovative Systems LLC (4) (5) (6)	S + 4.75%		8/20/2025	8/20/2032		$1,124	(9)	(12)	—
Innovative Systems LLC (5) (6)	S + 4.75%	8.82%	8/20/2025	8/20/2032		$7,871	7,802	7,788	2.42
Innovative Systems LLC (4) (5) (6)	S + 4.75%	8.82%	8/20/2025	8/20/2032		$3,373	646	639	0.20
IQN Holding Corp. (5) (6)	S + 5.25%	9.32%	10/30/2024	5/2/2029		$3,612	3,615	3,560	1.11
IQN Holding Corp. (4) (5) (6)	S + 5.25%	9.32%	10/30/2024	5/2/2028		$285	176	172	0.05
IQN Holding Corp. (5) (6) (8)	S + 5.25%	9.32%	5/19/2025	5/2/2029		$2,270	2,255	2,238	0.69
Kona Buyer, LLC (4) (5) (6)	S + 4.50%		6/27/2025	7/23/2031		$3,468	(14)	(14)	—
Kona Buyer, LLC (5) (6)	S + 4.50%	8.26%	6/27/2025	7/23/2031		$2,289	2,279	2,262	0.70
Kona Buyer, LLC (5) (6)	S + 4.50%	8.26%	6/27/2025	7/23/2031		$2,038	2,030	2,014	0.62
Kona Buyer, LLC (4) (5) (6)	S + 4.50%	8.26%	6/27/2025	7/23/2031		$347	36	33	0.01
MRI Software LLC (5) (6)	S + 4.75%	8.82%	5/23/2024	2/10/2028		$10,801	10,801	10,477	3.25
MRI Software LLC (4) (5) (6)	S + 4.75%	8.82%	12/21/2023	2/10/2028		$1,332	330	324	0.10
MRI Software LLC (5) (6)	S + 4.75%	8.82%	5/23/2024	2/10/2028		$1,361	1,361	1,320	0.41
MRI Software LLC (5) (6)	S + 4.75%	8.82%	9/4/2024	2/10/2028		$1,540	1,540	1,493	0.46
Nexus BidCo Inc. (4) (5) (6) (7)	S + 4.75%	8.49%	2/11/2025	2/11/2031		$538	30	32	0.01
Nexus BidCo Inc. (4) (5) (6) (7)	S + 4.75%		2/11/2025	2/11/2031		$788	(7)	(6)	—
Nexus BidCo Inc. (5) (6) (7)	S + 4.75%	8.49%	2/11/2025	2/11/2031		$4,172	4,131	4,142	1.29
Nexus BidCo Inc. (5) (6) (7)	C + 4.75%	7.03%	1/8/2026	2/11/2031	CAD	1,101	790	768	0.24
Onward AcquireCo, Inc. (5) (6) (8)	S + 2.38%	6.28%	4/1/2026	4/1/2033		$6,258	6,215	6,198	1.92
Onward AcquireCo, Inc. (4) (5) (6)	S + 2.38%		4/1/2026	4/1/2033		$1,102	(8)	(12)	—

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedules of Investments (continued)

September 30, 2026

(in thousands)

(Unaudited)

Investments-non-controlled/non-affiliated(1)	Reference Rate and Spread(2)	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Units(1)		Cost(3)	Fair Value	% of Net Assets
Direct Investments (continued)
Senior Secured Debt (continued)
Software (continued)
Onward AcquireCo, Inc. (4) (5) (6)	S + 2.38%		4/1/2026	4/1/2033		$2,646	$(9)	$(9)	—%
Optimizely North America Inc. (4) (5) (6) (7)	S + 3.00%		10/30/2024	10/30/2031		$2,745	(20)	(82)	(0.03)
Optimizely North America Inc. (5) (6) (7) (8)	S + 3.00%	7.07%	10/30/2024	10/30/2031		$15,543	15,423	15,073	4.68
PDI TA Holdings, Inc. (5) (6) (8)	S + 3.50%	7.32%	2/6/2024	2/3/2031		$11,288	11,272	10,746	3.34
PDI TA Holdings, Inc. (5) (6)	S + 5.50%	9.32%	2/6/2024	2/3/2031		$909	907	866	0.27
Severin Acquisition, LLC (4) (5) (6) (8)	S + 2.75%	6.65%	10/1/2024	10/1/2031		$616	173	157	0.05
Severin Acquisition, LLC (5) (6) (8)	S + 2.75%	6.65%	10/1/2024	10/1/2031		$3,013	2,991	2,910	0.90
Severin Acquisition, LLC (4) (5) (6)	S + 2.75%		10/1/2024	10/1/2031		$370	(3)	(14)	—
Sonatype, Inc. (5) (6)	S + 4.75%	8.51%	12/19/2024	1/19/2028		$4,609	4,603	4,592	1.43
							129,191	126,036	39.13

Trading Companies & Distributors
Apex Service Partners, LLC (5) (6)	S + 5.00%	9.07%	6/18/2026	10/24/2030		$72	71	71	0.02
Apex Service Partners, LLC (5) (6)	S + 5.00%	9.07%	6/18/2026	10/24/2030		$24	24	24	0.01
Apex Service Partners, LLC (5) (6)	S + 5.00%	9.07%	6/18/2026	10/24/2030		$127	126	126	0.04
Apex Service Partners, LLC (4) (5) (6)	S + 5.00%		6/18/2026	10/24/2029		$13	(0)	(0)	—
Apex Service Partners, LLC (5) (6)	S + 5.00%	9.07%	6/18/2026	10/24/2030		$80	79	79	0.03
Apex Service Partners, LLC (4) (5) (6)	S + 4.75%	8.82%	11/21/2025	10/24/2030		$4,119	3,349	3,325	1.03
NFO Orange Buyer, LLC (5) (6)	S + 4.25%	8.51%	1/13/2026	1/13/2033		$5,317	5,292	5,299	1.65
NFO Orange Buyer, LLC (4) (5) (6)	P + 3.25%	10.25%	1/13/2026	1/13/2033		$759	270	271	0.08
NFO Orange Buyer, LLC (4) (5) (6)	S + 4.25%		1/13/2026	1/13/2033		$1,139	(5)	(5)	—
PT Intermediate Holdings III, LLC (5) (6) (8)	S + 4.75%	8.82%	4/9/2024	4/9/2030		$21,026	20,993	20,948	6.50
Radwell Parent, LLC (4) (5) (6)	S + 4.75%	8.82%	3/2/2026	4/1/2030		$69	7	7	—
Radwell Parent, LLC (5) (6)	S + 4.75%	8.82%	3/2/2026	4/1/2030		$962	960	961	0.30
Radwell Parent, LLC (5) (6)	S + 4.75%	8.82%	3/2/2026	4/1/2030		$4,885	4,874	4,880	1.52
Radwell Parent, LLC (5) (6)	S + 4.75%	8.82%	3/2/2026	4/1/2030		$96	95	96	0.03
Radwell Parent, LLC (4) (5) (6)	S + 4.75%	8.82%	3/2/2026	4/1/2030		$1,049	73	74	0.02
							36,208	36,156	11.23
Total North America							$499,805	$495,292	153.78%

Asia - Pacific
Diversified Consumer Services
XCL Education Holdings Pte Ltd (5) (6) (7)	S + 6.50%	10.17%	4/29/2025	5/2/2030		$12,285	12,143	12,285	3.81
XCL Education Holdings Pte Ltd (5) (6) (7)	S + 6.50%	10.16%	3/9/2026	5/2/2030		$2,289	2,259	2,289	0.71
Total Asia - Pacific							$14,402	$14,574	4.52%

Western Europe
Commercial Services & Supplies
Isotope Finco, LLC (5) (6) (7)	S + 2.50%	6.60%	9/25/2026	9/23/2033		$1,897	1,892	1,892	0.59
Isotope Finco, LLC (4) (5) (6) (7)	S + 2.50%		9/25/2026	9/23/2033		$303	(1)	(1)	—
							1,891	1,891	0.59

Electronic Equipment, Instruments & Components
Leppa Bidco Gmbh (4) (5) (6) (7)	E + 5.00%	7.61%	9/10/2026	9/11/2033	EUR	1,080	20	(9)	(0.01)
Leppa Bidco Gmbh (5) (6) (7)	E + 5.00%	7.61%	9/10/2026	3/11/2033	EUR	6,074	6,958	6,794	2.11
							6,978	6,785	2.10
Total Western Europe							$8,869	$8,676	2.69%
Total Senior Secured Debt							$523,076	$518,542	160.99%

Common Equity
North America
Personal Care Products
Leila Parent, LLC (5) (6) (9) (10)			4/8/2026			124,929	125	125	0.04
Total North America							$125	$125	0.04%
Total Common Equity							$125	$125	0.04%

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedules of Investments (continued)

September 30, 2026

(in thousands)

(Unaudited)

Investments-non-controlled/non-affiliated(1)	Reference Rate and Spread(2)	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Units(1)	Cost(3)	Fair Value	% of Net Assets
Direct Investments (continued)
Preferred Equity
North America
Financial Services
Eclipse Buyer, Inc. (5) (6) (8) (9)	N/A	12.50%	9/5/2024		$1,190	$1,173	$1,183	0.37%
Total North America						$1,173	$1,183	0.37%
Total Preferred Equity						$1,173	$1,183	0.37%
Total Direct Investments						$539,665	$535,274	166.19%

Partnership Investments
Partnership
North America
Financial Services
TPG Twin Brook Direct Lending Continuation Fund I, L.P. (5) (6) (7) (9) (10)			8/7/2025			7,068	7,076	2.20
Total North America						$7,068	$7,076	2.20%
Total Partnership						$7,068	$7,076	2.20%
Total Partnership Investments						$7,068	$7,076	2.20%
Total Investments—non-controlled/non-affiliated						$546,733	$542,350	168.39%
Total Portfolio Investments						$546,733	$542,350	168.39%

Cash Equivalents
BlackRock Liquidity Funds - Treasury Trust Fund - Institutional Shares		3.69%			15,158	$15,158	$15,158	4.71%
Total Cash Equivalents						$15,158	$15,158	4.71%
Total Portfolio Investments and Cash Equivalents						$561,891	$557,508	173.10%

(1)	Unless otherwise indicated, investments held by the Fund (which such term “Fund” shall include the Fund’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. Dollars ("$" or "USD"). All investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount/units are presented for investments. Par amounts are denominated in USD unless otherwise indicated (e.g., CAD or EUR).
(2)	Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C"), SOFR ("S"), EURIBOR ("E") or an alternate base rate (commonly the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2026. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2026. As of September 30, 2026, the reference rates for the Fund's variable rate loans were the 3-month C at 2.43%, 1-month S at 3.91%, 3-month S at 4.08%, 6-month S at 4.27%, 3-month E at 2.62%, and the P at 7.00%.
(3)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on loan investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 7 “Commitments & Contingencies”.

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
AAH Topco, LLC	Delayed Draw Term Loan	12/22/2027	$534	$(3)
Apex Service Partners, LLC	Delayed Draw Term Loan	10/24/2030	753	(8)
Apex Service Partners, LLC	Revolver	10/24/2029	13	—
Aptean Acquiror Inc.	Revolver	1/30/2031	559	(11)
Ascend Partner Services LLC	Revolver	8/11/2031	675	(4)
Beacon Pointe Harmony, LLC	Delayed Draw Term Loan	10/14/2033	110	(1)
Bullhorn, Inc.	Revolver	10/1/2029	448	(18)
Cerity Partners Equity Holding LLC	Delayed Draw Term Loan	7/28/2031	2,639	(19)
Cerity Partners Equity Holding LLC	Revolver	7/28/2031	195	(1)
Club Car Wash Operating, LLC	Delayed Draw Term Loan	12/3/2031	562	(5)
Club Car Wash Operating, LLC	Revolver	12/3/2031	100	(2)

See accompanying notes to these unaudited consolidated financial statements.

Partners Group Lending Fund, LLC

Consolidated Schedules of Investments (continued)

September 30, 2026

(in thousands)

(Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Cobalt Service Partners, LLC	Delayed Draw Term Loan	10/13/2031	$522	$(6)
Cobalt Service Partners, LLC	Delayed Draw Term Loan	10/13/2031	13,544	(163)
Cobalt Service Partners, LLC	Revolver	10/13/2031	434	(5)
CorePower Yoga, LLC	Delayed Draw Term Loan	4/30/2031	39	—
CorePower Yoga, LLC	Revolver	4/30/2031	370	—
CSAFE Acquisition Company, Inc.	Revolver	3/8/2029	858	(1)
Denali Intermediate Holdings, Inc.	Revolver	8/26/2032	869	(50)
Denali Topco LLC	Delayed Draw Term Loan	8/26/2032	2,268	(19)
Denali Topco LLC	Revolver	8/26/2032	1,089	(12)
DigiCert, Inc.	Revolver	7/30/2030	1,285	(17)
Diligent Corporation	Revolver	8/2/2030	839	(50)
Dwyer Instruments, LLC	Delayed Draw Term Loan	7/25/2033	115	—
Foreside Financial Group, LLC	Delayed Draw Term Loan	10/1/2029	1,865	(15)
Foreside Financial Group, LLC	Revolver	10/1/2029	652	(5)
FYi Eye Care Services and Products Inc.	Revolver	9/17/2032	322	(97)
FYi Eye Care Services and Products Inc.	Delayed Draw Term Loan	9/16/2033	904	(270)
Galway Borrower LLC	Revolver	9/29/2028	180	(1)
High Bar Brands Operating, LLC	Revolver	12/19/2029	480	(11)
Innovative Systems LLC	Delayed Draw Term Loan	8/20/2032	2,698	(29)
Innovative Systems LLC	Revolver	8/20/2032	1,124	(12)
IQN Holding Corp.	Revolver	5/2/2028	109	(1)
Isotope Finco, LLC	Delayed Draw Term Loan	9/23/2033	303	(1)
Kona Buyer, LLC	Delayed Draw Term Loan	7/23/2031	3,468	(14)
Kona Buyer, LLC	Revolver	7/23/2031	310	(4)
LegalX Holdings, LLC	Revolver	2/26/2032	1,236	(18)
Leppa Bidco Gmbh	Delayed Draw Term Loan	9/11/2033	1,217	144
LHS Borrower, LLC	Revolver	9/4/2031	600	(11)
Maple Acquisition, LLC	Revolver	5/30/2030	895	(1)
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2029	2,021	(8)
Mobile Communications America, Inc.	Revolver	10/16/2029	684	(3)
MRI Software LLC	Revolver	2/10/2028	999	(7)
Nelipak Holding Company	Delayed Draw Term Loan	3/26/2031	310	—
Nelipak Holding Company	Revolver	3/26/2031	735	(1)
Nexus BidCo Inc.	Delayed Draw Term Loan	2/11/2031	503	(4)
Nexus BidCo Inc.	Revolver	2/11/2031	788	(6)
NFO Orange Buyer, LLC	Delayed Draw Term Loan	1/13/2033	1,139	(5)
NFO Orange Buyer, LLC	Revolver	1/13/2033	486	(2)
Omega Systems Intermediate Holdings, Inc.	Delayed Draw Term Loan	1/15/2031	1,091	(67)
Omega Systems Intermediate Holdings, Inc.	Revolver	1/15/2031	319	(19)
Onward AcquireCo, Inc.	Delayed Draw Term Loan	4/1/2033	2,646	(9)
Onward AcquireCo, Inc.	Revolver	4/1/2033	1,102	(12)
Optimizely North America Inc.	Revolver	10/30/2031	2,745	(82)
Owl Acquisition, LLC	Delayed Draw Term Loan	4/19/2032	488	(7)
Owl Acquisition, LLC	Revolver	4/19/2032	1,137	(17)
People Corporation	Delayed Draw Term Loan	2/18/2031	621	(188)
Phynet Dermatology LLC	Revolver	10/20/2029	22	(1)
PMA Parent Holdings, LLC	Revolver	1/31/2031	2,823	(14)
Premier Care Dental Management, LLC	Delayed Draw Term Loan	8/7/2028	151	(1)
Premier Care Dental Management, LLC	Revolver	5/5/2028	1,150	(12)
Propio LS, LLC	Revolver	5/10/2030	246	(5)
Qinetic, Inc.	Delayed Draw Term Loan	5/2/2033	1,866	(9)
Qinetic, Inc.	Revolver	5/2/2033	932	(7)
RAB Aggregator, LLC	Delayed Draw Term Loan	10/18/2029	2,451	(38)
Radwell Parent, LLC	Delayed Draw Term Loan	4/1/2030	971	(4)
Radwell Parent, LLC	Revolver	4/1/2030	62	—
RCP NATS Purchaser, LLC	Delayed Draw Term Loan	3/19/2032	405	(3)
RCP NATS Purchaser, LLC	Revolver	3/19/2032	708	(5)
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	3	—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	1,990	(5)
Rialto Management Group, LLC	Revolver	12/5/2030	224	(1)
Riverside Assessments, LLC	Revolver	3/19/2031	766	(6)
RLDatix Holdings (USA), Inc.	Term Loan	4/30/2031	2,067	(28)

Investments—non-controlled/non- affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Ruby Buyer, LLC	Revolver	12/21/2029	$1,544	$—
Saguaro Buyer, LLC	Delayed Draw Term Loan	7/6/2032	6,844	(34)
Salt & Stone, Inc.	Revolver	4/8/2032	999	(12)
Severin Acquisition, LLC	Delayed Draw Term Loan	10/1/2031	438	(15)
Severin Acquisition, LLC	Revolver	10/1/2031	370	(14)
Thompson Safety LLC	Delayed Draw Term Loan	6/25/2032	5,620	(34)
Thompson Safety LLC	Revolver	6/25/2032	573	(4)
Trinity Air Consultants Holdings Corporation	Delayed Draw Term Loan	9/30/2033	181	—
UFT Buyer LLC	Delayed Draw Term Loan	12/6/2032	7,021	(34)
Ultra Holdco Parent, LLC	Delayed Draw Term Loan	7/1/2032	1,932	(16)
Ultra Holdco Parent, LLC	Revolver	7/1/2032	724	(1)
Voltaris Power LLC	Revolver	9/2/2031	1,415	(21)
Whiskey Borrower, LLC	Delayed Draw Term Loan	8/12/2033	1,730	(8)
Whiskey Borrower, LLC	Revolver	8/12/2033	1,020	(4)
YI, LLC	Revolver	12/3/2029	1,408	(23)
			$111,653	$(1,537)

(5)	Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of September 30, 2026, the aggregate fair value of these securities is $542,350 or 168.39% of the Fund’s net assets. See Note 2 “Significant Accounting Policies.”
(6)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(7)	The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of September 30, 2026, non-qualifying assets totaled 17.02% of the Fund’s total assets.
(8)	All or a portion of the interest on this position is paid-in-kind (PIK). See Note 2 “Significant Accounting Policies.”
(9)	The investment is ongoing in nature with no contractual maturity date.
(10)	Non-income producing.

Forward Foreign Currency Contracts

Settlement Date	Counterparty	Currency Purchased	Currency Sold		Value	Unrealized Appreciation (Depreciation)
Dec 16, 2026	Royal Bank of Scotland	$6,321	CAD	8,719	$6,167	$154
Jan 27, 2027	State Street Bank International	$6,875		€6,000	$6,847	$28
						$182

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
(2)

Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C"), SOFR ("S") or an alternate base rate (commonly the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2025. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2025. As of December 31, 2025, the reference rates for the Fund's variable rate loans were the 3-month C at 2.26%, 1-month S at 3.69%, 3-month S at 3.65%, 6-month S at 3.57%, and the P at 6.75%.

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

Partners Group Lending Fund, LLC

Notes to Consolidated Financial Statements

September 30, 2026

(in thousands, except unit and per unit amounts)

(Unaudited)

Note 1. Organization

Partners Group Lending Fund, LLC was initially formed on June 16, 2022, as a Delaware corporation and subsequently converted into a Delaware limited liability company on July 12, 2023. Partners Group Lending Fund, LLC consists of Partners Group Lending Fund, LLC and its wholly-owned subsidiaries: Partners Group BDC Finance I, LLC, Partners Group BDC Finance II, LLC and Partners Group Revolver Pooling BDC, LLC (collectively, the “Fund”). The Fund commenced operations on September 1, 2023 (commencement of operations) and its fiscal year ends on December 31.

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

Pursuant to an investment advisory agreement between the Fund and Partners Group (USA) Inc. (the “Investment Advisory Agreement”), the Fund is managed by Partners Group (USA) Inc. (the “Adviser”). The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). The Board of Directors of the Fund (collectively, the “Board” and each member thereof a “Director”) has oversight responsibility for the management and supervision of the business operations of the Fund. As permitted by applicable law, the Board may delegate any of its rights, powers and authority to, among others, the officers of the Fund, a committee of the Board, or the Adviser, as it did in causing the Fund to enter into the Investment Advisory Agreement.

The investment objective of the Fund is to generate attractive risk-adjusted returns and current income by primarily investing in a geographically and industrially well-balanced and broadly distributed portfolio of primarily senior secured loans, which typically earn interest at a rate of SOFR plus a margin, to private middle market U.S. companies.

The Fund currently offers four classes of Units designated as “Class I Units”, “Class M Units”, “Class A Units” and “Class S Units”. In the future, the Fund may offer additional classes of Units. The Class I Units, Class M Units, Class A Units, and Class S Units have, and each additional class of Units issued by the Fund, if any, will have, different characteristics, particularly regarding the sales charges that purchasers of Units of such class may bear, and the distribution and service fees, if any, and other class specific expenses, if any, that are charged to holders of Units of such class. The Fund has received an exemptive order from the SEC with respect to the Fund’s multi-class structure.

Although Units of each class represent pro rata interests in the Fund, each class votes separately on class-specific matters. Realized and unrealized gains and losses and net investment income and losses, other than class-specific expenses, are allocated daily to each class of Units based on the relative net assets of each class to the total net assets of the Fund.

Note 2. Significant Accounting Policies

Basis of Presentation

The Fund’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Fund is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”). The books and records of the Fund are maintained in U.S. Dollars.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of gain and loss contingencies at the date of the consolidated financial statements. Actual results could differ from those estimates, and such differences could be material. Assumptions and estimates regarding the valuation of investments involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements. Actual results may ultimately differ from those estimates.

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

The fair value of the Cash Equivalents is measured using Level 1 inputs under ASC 820-10.

Investment Related Transactions, Revenue Recognition and Expenses

The Fund invests primarily in private illiquid debt, loans and other assets for which no (or only a limited) liquid market exists or that are subject to legal or other restrictions on transfer and are difficult to sell in a secondary market. These securities are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under Rule 144(a)(3) of the Securities Act. Investment transactions in restricted securities are recorded on a trade-date basis. Restricted securities are valued in accordance with the investment valuation policies discussed below.

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

Non-Accrual Investments

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Fund may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of September 30, 2026, and December 31, 2025, there were no loans placed on non-accrual status.

Valuation of Investments

The Fund is required to report its investments, including those for which current market values are not readily available, at fair value. Investments held by the Fund include senior secured debt, common equity, preferred equity, and asset-backed securities (collectively, “Direct Investments”) and partnership investments (“Partnership Investments”).

The Fund’s investments are measured at fair value in accordance with ASC 820, Fair Value Measurement (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date, and Rule 2a-5 under the 1940 Act (“Rule 2a-5”). Pursuant to Rule 2a-5, the Board designated the Adviser as “valuation designee” to perform fair value determinations and approved amended valuation procedures (“Valuation Procedures”).

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

The Valuation Designee generally uses the income approach to determine fair value for loans where market quotations are not readily available, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, the Valuation Designee may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may also include probability weighting of alternative outcomes. The Valuation Designee generally considers debt investments to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance and the loan is otherwise not deemed to be impaired. In determining the fair value of the performing debt, the Valuation Designee considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a debt instrument is not performing, as defined above, the Valuation Designee will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the debt instrument.

Under the income approach, discounted cash flow models are utilized to determine the present value of the future cash flow streams of the Fund’s debt investments, based on future interest and principal payments as set forth in the associated loan agreements. In determining fair value under the income approach, the Valuation Designee also considers the following factors: applicable market yields and leverage levels, recent transactions, credit quality, prepayment penalties, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made.

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

Receivables/Payables From Investments Sold/Purchased

Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Fund for transactions that have not settled at the reporting date. As of September 30, 2026, and December 31, 2025, the Fund had $84 thousand and $112 thousand of receivables for investments sold respectively. As of September 30, 2026, and December 31, 2025, the Fund had $8,372 thousand and $0 of payables for investments purchased respectively.

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

Foreign Currency Forward Contracts

The Fund may enter foreign currency forward contracts to manage foreign exchange rate risk. These contracts for the purchase or sale of a specific foreign currency at a fixed price on a future date may be entered into as a hedge against either specific transactions or portfolio positions. The objective of the Fund’s foreign currency hedging transactions is to reduce the risk that the U.S. Dollar value of the Fund’s foreign currency denominated investments will decline due to changes in foreign currency exchange rates. All forward foreign currency exchange contracts are “marked-to-market” daily at the applicable translation rates resulting in unrealized gains or losses. Realized gains or losses are recorded at the time the foreign currency forward contract is offset by entering a closing transaction or by the delivery or receipt of the currency. The risk that counterparties may be unable to meet the terms of their contracts and the risk of unanticipated movements in the value of a foreign currency relative to the U.S. Dollar are inherent in foreign currency forward contracts.

During the nine months ended September 30, 2026, the Fund entered into 2 foreign currency forward contracts. The Fund had $0 in net realized gain (loss) and $182 thousand in net change in unrealized appreciation (depreciation) on foreign currency forward contracts. The outstanding foreign currency forward contracts amounts at September 30, 2026 are representative of contract amounts during the period.

Organization Expenses

Costs associated with the organization of the Fund are expensed as incurred. These expenses consist primarily of legal fees and other costs of organizing the Fund.

Credit Facility Related Costs, Expenses and Deferred Financing Costs

Each of the Fund’s credit facilities (as described in Note 6) are recorded at carrying value, which approximates fair value. Interest expense and unused commitment fees on the credit facilities are recorded on an accrual basis. Unused commitment fees are included in interest and borrowing expenses in the Consolidated Statements of Operations. Deferred financing costs include capitalized expenses related to the closing of the credit facilities. Amortization of deferred financing costs is computed on the straight-line basis over the stated term of the respective line of credit. The amortization of such costs is included in interest and borrowing expenses in the Consolidated Statements of Operations, with any unamortized amounts included in Deferred financing costs on the Consolidated Statements of Assets and Liabilities.

Income Taxes

The Fund recognizes tax positions in its consolidated financial statements only when it is more likely than not that the relevant taxing authority will, upon examination, sustain the position based on its merits. A position that meets this standard is measured at the maximum benefit that will more likely than not be realized upon settlement. The Fund classifies any interest expense related to income taxes in income tax expense, and any income tax penalties under expenses in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2026, and September 30, 2025, the Fund did not incur any interest or penalties.

State and federal deferred income tax assets or liabilities are computed based on the difference between the consolidated financial statement and income tax bases of assets and liabilities, using the enacted statutory tax rate. Deferred income tax expenses or benefits are based on the changes in the assets and liabilities from period to period.

The Fund’s tax positions have been reviewed based on applicable statutes of limitation for tax assessments, which may vary by jurisdiction. Based on this review, the Fund has concluded that the Fund’s net deferred tax liability at September 30, 2026, was $0 and at December 31, 2025, was $265 thousand. This deferred tax liability primarily represents the estimated future tax liability that would be due if the unrealized gains were realized as of the balance sheet date. The Fund is subject to potential examination by certain taxing authorities in various jurisdictions. The Fund’s tax positions are subject to ongoing interpretation of laws and regulations by taxing authorities.

The Fund will file tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Fund is subject to examination by U.S. federal, state, local and foreign jurisdictions, where applicable. As of September 30, 2026, the tax years from the initial period forward remain subject to examination by the major tax jurisdictions under the statute of limitations.

The Fund elected to be regulated as a BDC under the 1940 Act on December 19, 2025. In addition, for U.S. federal income tax purposes, the Fund has elected to be treated as a RIC under Subchapter M of the Code. The Fund intends to qualify each taxable year hereafter as a RIC under Subchapter M of the Code, beginning with its fiscal year ending December 31, 2026. So long as the Fund maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its unitholders as distributions. Rather, any tax liability related to income earned and distributed by the Fund would represent obligations of the Fund’s investors and would not be reflected in the consolidated financial statements of the Fund. Income earned or loss incurred by the Fund prior to qualifying as a RIC is not attributable to the unitholders of the RIC. As such, income or loss from this period is excluded from the RIC’s taxable income calculation.

To qualify for and maintain qualification as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Fund must distribute to its unitholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses.

Amounts not distributed on a timely basis in accordance with the calendar-year distribution requirement are subject to a non deductible 4% U.S. federal excise tax. To prevent imposition of the excise tax, the Fund must distribute during each calendar year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of its capital losses (adjusted for certain ordinary losses) for the one-year period ending December 31 of the calendar year and (iii) any ordinary income and capital gains for previous years that were not distributed during those years. For these purposes, the Fund will be deemed to have distributed any income or gains on which it paid U.S. federal income tax.

Distributions and Distribution Reinvestment Plan

Distributions to members will be recorded on the record date. Income dividends and gain distributions are determined in accordance with income tax rules and regulations that may differ in various (or significant) respects from U.S. GAAP. Certain capital accounts in the consolidated financial statements have been adjusted for permanent book-tax differences. These adjustments have no impact on net asset values or results of operations. The Fund has adopted a distribution reinvestment plan, pursuant to which the Fund will reinvest all cash distributions declared on behalf of members who do not elect to receive their distributions in cash. As a result, if a cash distribution or other distribution is authorized and declared, then members who have not opted out of the distribution reinvestment plan will have their cash distributions automatically reinvested in additional units, rather than receiving the cash distribution or other distribution. Distributions on fractional units will be credited to each participating member’s account to three decimal places.

Recent Accounting Pronouncements

The Fund considers the applicability and impact of all accounting standard updates (“ASU”) issued by the FASB. ASUs not listed were assessed by the Fund and either determined to be not applicable or not expected to have a material effect on the accompanying consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The adoption of this ASU did not have a material impact to the Fund’s consolidated financial statements.

In September 2026, the FASB issued ASU No. 2026-03, Fair Value Measurement (Topic 820) – Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”). The amendments in the ASU require contractual sale restrictions to be considered in measuring the fair value of equity securities and require disclosure of the amount of the discount attributable to the contractual sale restriction. ASU 2026-03 is effective for interim and annual reporting periods beginning after December 15, 2027, with early adoption permitted. Management is currently evaluating the impact on the Fund’s consolidated financial statements.

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

The Investment Advisory Agreement was effective for an initial two-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Fund’s outstanding voting securities and, in each case, a majority of the independent board members. The Fund may terminate the Investment Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.

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

For the three and nine months ended September 30, 2026, the Fund incurred base management fees of $811 thousand and $2,285 thousand of which $0 and $0 was waived, respectively. For the three and nine months ended September 30, 2025, the Fund incurred base management fees of $620 thousand and $1,601 thousand of which $0 and $0 was waived, respectively.

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

For the three and nine months ended September 30, 2026, the Fund incurred incentive fees of $1,563 thousand and $1,563 thousand of which $0 and $0 was waived, respectively. For the three and nine months ended September 30, 2025, the Fund incurred incentive fees of $810 thousand and $1,146 thousand of which $0 and $0 was waived, respectively.

Expense Support and Conditional Reimbursement Agreement

On April 1, 2026, the Fund and the Adviser entered into an Amended and Restated Expense Support and Conditional Reimbursement Agreement (the “Amended Expense Agreement”), which amended certain provisions of the Initial Expense Support Agreement.

Under the Amended Expense Agreement, the Adviser waived the Base Management Fee, paid and/or absorbed a portion of the Fund’s Other Operating Expenses in order that such expenses do not exceed 1.00% (on an annualized basis) of the Fund’s net asset value (as such terms are defined in the Amended Expense Agreement, and, such limit, the “Expense Limitation”).

The Fund entered into the original expense support and conditional reimbursement agreement with the Adviser (the “Initial Expense Support Agreement”) on August 31, 2023. Under the terms of the Initial Expense Support Agreement, the Adviser (i) shall pay a portion of the Fund’s Other Operating Expenses (as defined below) to the effect that such expenses do not exceed 1.00% (on annualized basis) of the Fund’s Aggregate Capital Commitments, and (ii) may elect to pay an additional portion of the Fund’s expenses from time to time, which the Fund will be obligated to reimburse to the Adviser at a later date if certain conditions are met. “Aggregate Capital Commitments” means the sum of all capital commitments made pursuant to subscription agreements between investors and the Fund, and all amounts paid to the Fund by upfront cash payments in connection with investor's purchases of the Fund’s units. “Other Operating Expenses” means the Fund’s organization and offering expenses, professional fees, director's fees, administration fees, and other general and administrative expenses, but excluding the Base Management Fee, taxes, interest expense, brokerage commissions, transaction-related expenses arising out of investments made by the Fund, credit facility arrangement fees, servicing fees and the Incentive Fees.

In addition, the Adviser agrees to waive the Base Management Fee (excluding the Incentive Fee) payable to it by the Fund and/or to pay or absorb expenses of the Fund (collectively, a “Waiver”) so that the Other Operating Expenses of the Fund will not exceed 1.00% (on annualized basis) of the Fund’s Aggregate Capital Commitments.

The Fund agrees to carry forward, for a period not to exceed three (3) years from the date on which a Waiver is made by the Adviser, all fees and expenses in excess of the Expense Limitation that have been waived, paid or absorbed by the Adviser, and to repay the Adviser such amounts, provided the Fund is able to effect such repayment and remain in compliance with the Expense Limitation. To the extent that such repayment is due, it shall be made as promptly as possible, in conjunction with the next succeeding payment of the Base Management Fee to the Adviser. To the extent that the full amount of such waived amount or expense paid cannot be repaid as provided in the previous sentence within such applicable three-year period, such repayment obligation shall be extinguished.

For the three and nine months ended September 30, 2026, and September 30, 2025, the Adviser made no support payments on behalf of the Fund. For the three and nine months ended September 30, 2026, and September 30, 2025, the Fund made no reimbursement payments to the Adviser.

As of September 30, 2026, and December 31, 2025, the Fund had a receivable from the Adviser for expense support payments of $0 and $0, respectively.

Board of Directors’ Fees

Each Independent Director is paid an annual fee equal to $50 thousand, payable by the Fund quarterly in arrears. The Fund also reimburses the expenses of the Independent Directors incurred in connection with their services as Independent Directors. The Independent Directors do not receive any pension or retirement benefits from the Fund.

Note 4. Investments

The composition of the Fund’s investment portfolio (excluding cash equivalents) at cost and fair value as of September 30, 2026, and December 31, 2025 were as follows:

	September 30, 2026
Investment Type	Cost	Fair Value	% of Total Investments at Fair Value
Asset Backed Securities	$15,291	$15,424	2.84%
Senior Secured Debt	523,076	518,542	95.61
Common Equity	125	125	0.02
Preferred Equity	1,173	1,183	0.22
Partnership	7,068	7,076	1.31
Total investments	$546,733	$542,350	100.00%

	December 31, 2025
Investment Type	Cost	Fair Value	% of Total Investments at Fair Value
Asset Backed Securities	$10,008	$10,047	2.19%
Senior Secured Debt	431,960	433,567	94.59
Preferred Equity	7,270	7,368	1.61
Partnership	7,399	7,364	1.61
Total investments	$456,637	$458,346	100.00%

The industry composition of investments (excluding cash equivalents) based on fair value as of September 30, 2026, and December 31, 2025 were as follows:

September 30, 2026
Software	23.24%
Professional Services	11.01
Health Care Providers & Services	10.87
IT Services	8.04
Trading Companies & Distributors	6.67
Capital Markets	5.40
Diversified Consumer Services	4.84
Commercial Services & Supplies	4.53
Financial Services	3.68
Industrial Conglomerates	2.84
Electrical Equipment	2.71
Machinery	2.58
Electronic Equipment, Instruments & Components	2.41
Health Care Equipment & Supplies	2.08
Building Products	1.87
Health Care Technology	1.78
Construction & Engineering	1.52
Hotels, Restaurants & Leisure	1.22
Automobile Components	0.78
Containers & Packaging	0.52
Personal Care Products	0.48
Insurance	0.46
Pharmaceuticals	0.22
Interactive Media & Services	0.15
Semiconductors & Semiconductor Equipment	0.10
Total	100.00%

December 31, 2025
Software	25.17%
Health Care Providers & Services	11.26
IT Services	9.21
Professional Services	8.93
Capital Markets	6.42
Diversified Consumer Services	5.19
Trading Companies & Distributors	4.55
Financial Services	4.34
Electronic Equipment, Instruments & Components	4.28
Commercial Services & Supplies	3.34
Electrical Equipment	3.12
Machinery	2.90
Building Products	2.21
Industrial Conglomerates	2.19
Health Care Technology	2.14
Health Care Equipment & Supplies	1.88
Hotels, Restaurants & Leisure	1.39
Automobile Components	0.91
Containers & Packaging	0.57
Total	100.00%

The geographic composition of investments (excluding cash equivalents) at cost and fair value as of September 30, 2026, and December 31, 2025 were as follows:

	September 30, 2026
Geographic	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
North America	$523,462	$519,100	95.71%	161.18%
Asia - Pacific	14,402	14,574	2.69	4.52
Western Europe	8,869	8,676	1.60	2.69
Total	$546,733	$542,350	100.00%	168.39%

	December 31, 2025
Geographic	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
North America	$444,517	$446,164	97.34%	162.34%
Asia - Pacific	12,120	12,182	2.66	4.43
Total	$456,637	$458,346	100.00%	166.77%

Note 5. Fair Value Measurement

The following tables present the fair value hierarchy of investments (excluding cash equivalents) as of September 30, 2026, and December 31, 2025, categorized by the ASC 820 valuation hierarchy, as previously described:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Asset Backed Securities	$—	$—	$15,424	$15,424
Senior Secured Debt	—	—	518,542	518,542
Common Equity	—	—	125	125
Preferred Equity	—	—	1,183	1,183
Partnership	—	—	7,076	7,076
Total	$—	$—	$542,350	$542,350

Other Financial Instruments	Level 1	Level 2	Level 3	Total
Assets
Foreign Currency Exchange Contracts	—	182	—	182
Total Assets	$—	$182	$—	$182

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Asset Backed Securities	$—	$—	$10,047	$10,047
Senior Secured Debt	—	—	433,567	433,567
Preferred Equity	—	—	7,368	7,368
Partnership	—	—	7,364	7,364
Total	$—	$—	$458,346	$458,346

The following tables present the change in the fair value of financial instruments for the three and nine months ended September 30, 2026, and September 30, 2025, for which Level 3 inputs were used to determine the fair value:

For the Three Months Ended September 30, 2026	Asset Backed Securities	Senior Secured Debt	Preferred Equity	Common Equity	Partnership	Total Investments
Fair value, beginning of period	$25,760	$486,556	$1,190	$125	$6,940	$520,571
Purchases, including capitalized PIK	—	68,638	—	—	—	68,638
Proceeds from sales of investments and principal repayments	(10,223)	(36,504)	(1)	—	(1)	(46,729)
Accretion of discount/amortization of premium	(2)	494	1	—	—	493
Net realized gain (loss)	(20)	6	—	—	—	(14)
Net change in unrealized appreciation (depreciation)	(91)	(648)	(7)	—	137	(609)
Transfers into Level 3 (1)	—	—	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—	—	—
Fair value, end of period	$15,424	$518,542	$1,183	$125	$7,076	$542,350
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2026	$(91)	$(469)	$(7)	$—	$137	$(430)

For the Nine Months Ended September 30, 2026	Asset Backed Securities	Senior Secured Debt	Preferred Equity	Common Equity	Partnership	Total Investments
Fair value, beginning of period	$10,047	$433,567	$7,368	$—	$7,364	$458,346
Purchases, including capitalized PIK	18,861	137,546	328	125	—	156,860
Proceeds from sales of investments and principal repayments	(13,551)	(47,573)	(6,436)	—	(331)	(67,891)
Accretion of discount/amortization of premium	(4)	1,073	1	—	—	1,070
Net realized gain (loss)	(23)	70	10	—	—	57
Net change in unrealized appreciation (depreciation)	94	(6,141)	(88)	—	43	(6,092)
Transfers into Level 3 (1)	—	—	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—	—	—
Fair value, end of period	$15,424	$518,542	$1,183	$125	$7,076	$542,350
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2026	$94	$(5,739)	$(18)	$—	$43	$(5,620)

(1)	For the three and nine months ended September 30, 2026, there were no transfers into or out of Level 3.

For the Three Months Ended September 30, 2025	Senior Secured Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$401,233	$1,514	$402,747
Purchases, including capitalized PIK	90,183	—	90,183
Proceeds from sales of investments and principal repayments	(44,508)	—	(44,508)
Accretion of discount/amortization of premium	408	—	408
Net realized gain (loss)	9	—	9
Net change in unrealized appreciation (depreciation)	(16)	13	(3)
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Fair value, end of period	$447,309	$1,527	$448,836
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2025	$(16)	$13	$(3)

For the Nine Months Ended September 30, 2025	Senior Secured Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$327,122	$1,343	$328,465
Purchases, including capitalized PIK	181,803	144	181,947
Proceeds from sales of investments and principal repayments	(62,156)	—	(62,156)
Accretion of discount/amortization of premium	1,095	—	1,095
Net realized gain (loss)	64	—	64
Net change in unrealized appreciation (depreciation)	(619)	40	(579)
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Fair value, end of period	$447,309	$1,527	$448,836
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2025	$(619)	$40	$(579)

(1)	For the three and nine months ended September 30, 2025, there were no transfers into or out of Level 3.

In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Fund’s Level 3 investments as of September 30, 2026, and December 31, 2025. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Fund’s determination of fair value.

	September 30, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range from		Range to		Weighted Average(1)
Asset Backed Securities	$15,424	Reported fair value	Reported fair value	N/A		N/A		N/A
Senior Secured Debt	395,846	Discounted cash flow	Discount factor	9.34%		25.19%		11.28%
	(16)	Market comparable companies	Enterprise value to EBITDA multiple	17.30	x	17.30	x	17.30	x
	90,543	Broker Quotes	Indicative quotes for an inactive market	N/A		N/A		N/A
	32,169	Recent financing/transaction	Recent transaction price	N/A		N/A		N/A
Common Equity	125	Market comparable companies	Enterprise value to EBITDA multiple	15.37	x	15.37	x	15.37	x
Preferred Equity	1,183	Discounted cash flow	Discount factor	13.62%		13.62%		13.62%
Partnership	7,076	Adjusted reported net asset value	Reported net asset value	N/A		N/A		N/A
Total	$542,350

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range from	Range to	Weighted Average(1)
Asset Backed Securities	$10,047	Reported fair value	Reported fair value	N/A	N/A	N/A
Senior Secured Debt	315,113	Discounted cash flow	Discount factor	7.87%	14.56%	9.35%
	118,296	Broker Quotes	Indicative quotes for an inactive market	N/A	N/A	N/A
	158	Recent financing/transaction	Recent transaction price	N/A	N/A	N/A
Preferred Equity	7,368	Discounted cash flow	Discount factor	12.52%	13.76%	13.48%
Partnership	7,364	Adjusted reported net asset value	Reported net asset value	N/A	N/A	N/A
Total	$458,346

(1)	Weighted averages are calculated based on fair value of investments.

The Fund used the income approach to determine the fair value of certain Level 3 assets as of September 30, 2026, and December 31, 2025. The significant unobservable inputs used in the income approach are the comparative yield and discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value.

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

Note 6. Debt

The following tables present the Fund’s outstanding debt as of September 30, 2026, and December 31, 2025:

	As of September 30, 2026
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Fair Value (2)
NatWest Credit Facility	$275,000	$224,000	$224,000	$224,000
SMBC Credit Facility	75,000	1,000	1,000	1,000
Total Debt	$350,000	$225,000	$225,000	$225,000

	As of December 31, 2025
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Fair Value (2)
NatWest Credit Facility	$275,000	$226,000	$226,000	$226,000
Total Debt	$275,000	$226,000	$226,000	$226,000

(1)	Carrying value of these debt obligations generally approximate fair value due to their variable interest rates.

(2)	The fair value of these debt obligations would be categorized as Level 2 under ASC 820-10.

A summary of contractual maturities of the Fund’s debt obligations was as follows as of September 30, 2026, and December 31, 2025:

	As of September 30, 2026
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
NatWest Credit Facility	$224,000	$224,000	$—	$—	$—
SMBC Credit Facility	1,000	—	—	1,000	—
Total Debt Obligations	$225,000	$224,000	$—	$1,000	$—

	As of December 31, 2025
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
NatWest Credit Facility	$226,000	$226,000	$—	$—	$—
Total Debt Obligations	$226,000	$226,000	$—	$—	$—

NatWest Credit Facility

On February 14, 2024, Partners Group BDC Finance I, LLC and Partners Group Revolver Pooling BDC, LLC entered into a senior secured revolving credit agreement (as amended, the “NatWest Credit Agreement” or “NatWest Credit Facility”) as Borrowers, with Partners Group Lending Fund, LLC, as Parent, State Street Bank and Trust Company (“State Street”), as Facility Agent and Collateral Agent, and NatWest Markets Plc (“NatWest”) as Arranger and Lender. The original facility amount under the NatWest Credit Agreement was $175.0 million. On May 7, 2024, the Fund entered into Amendment No. 1 to the NatWest Credit Agreement. Under Amendment No. 1, the total facility amount under the NatWest Credit Facility was increased to $275 million. On January 14, 2025, the Fund entered into Amendment No. 2 to the NatWest Credit Agreement, to, among other things, amend the applicable margins of (1) EUR borrowings from 2.55% to 2.30% per annum, (2) GBP borrowings from 2.65% to 2.30% per annum, (3) USD borrowings from 2.85% to 2.40% per annum, (4) CAD borrowings from 3.15% to 2.70% per annum, and (5) AUD borrowings from 3.00% to 2.70% per annum. On November 26, 2025, the Fund entered into Amendment No. 3 to the NatWest Credit Agreement, to, among other things, amend the applicable margins of (1) EUR borrowings from 2.30% to 2.10% per annum, (2) GBP borrowings from 2.30% to 2.10% per annum, (3) USD borrowings from 2.40% to 2.10% per annum, (4) CAD borrowings from 2.70% to 2.10% per annum, and (5) AUD borrowings from 2.70% to 2.10% per annum. The NatWest Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of September 30, 2026 and December 31, 2025, the Fund was in compliance with all covenants and other requirements of the NatWest Credit Facility.

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

As of September 30, 2026, and December 31, 2025, there were $224 million and $226 million of borrowings outstanding under the NatWest Credit Facility, respectively. The components of interest expense related to the NatWest Credit Facility were as follows:

	For the three months ended September 30, 2026	For the nine months ended September 30, 2026
Borrowing interest expense	$3,343	$9,829
Commitment and Facility fees	113	334
Amortization of deferred financing costs	72	226
Total interest and debt financing expense	$3,528	$10,389

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
Borrowing interest expense	$3,809	$10,255
Commitment and Facility fees	112	457
Amortization of deferred financing costs	90	267
Total interest and debt financing expense	$4,011	$10,979

For the three and nine months ended September 30, 2026, the Fund had total average debt of $223 million and $223 million under the NatWest Credit Facility at a weighted average interest rate of 5.96% and 5.90%, respectively. For the three and nine months ended September 30, 2025, the Fund had total average debt of $222.3 million and $200.6 million under the NatWest Credit Facility at a weighted average interest rate of 6.80% and 6.83%, respectively.

SMBC Credit Facility

On September 18, 2026, Partners Group BDC Finance II, LLC (“PG BDC Finance II”) entered into a Loan and Servicing Agreement (the “SMBC Credit Facility”), with PG BDC Finance II, as Borrower, the Partners Group Lending Fund, LLC, as Transferor and Servicer, Sumitomo Mitsui Banking Corporation (“SMBC”), as Administrative Agent and as Collateral Agent, the lenders from time to time parties thereto, State Street Bank and Trust Company, as the Account Bank and as the Collateral Custodian, and State Street Bank and Trust Company, as Collateral Administrator.

As of the Closing Date, the total committed amount under the SMBC Credit Facility is $75 million, and the total uncommitted amount under the SMBC Credit Facility is $175 million. PG BDC Finance II can request the lenders under the SMBC Credit Facility to increase their commitments up to a maximum of $1 billion. The SMBC Credit Facility can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to a borrowing base test (which is based on the value of PG BDC Finance II’s eligible loan assets from time to time, applicable advance rates and concentration limitations) and satisfaction of certain conditions, including eligibility criteria.

The SMBC Credit Facility provides for the ability to draw and redraw advances under the SMBC Credit Facility for a period of up to 36 months after the Closing Date (the “Reinvestment Period”) unless the Reinvestment Period is terminated sooner as provided in the SMBC Credit Facility. Unless otherwise terminated, the SMBC Credit Facility will mature on the Business Day immediately preceding September 18, 2031 (the “Stated Maturity”), subject to one-year extension options exercisable by PG BDC Finance II after the first anniversary of the Closing Date and agreed to by the Administrative Agent and the Lenders. To the extent the commitments are terminated or the SMBC Credit Facility is prepaid and terminated during the first year following the Closing Date, PG BDC Finance II may owe a make-whole premium. Prior to the Stated Maturity, proceeds received by PG BDC Finance II from principal and interest on loan assets must be used to pay fees, expenses and interest on outstanding advances, and the excess may be returned to the Fund, subject to certain conditions. On the Stated Maturity, PG BDC Finance II must pay in full all outstanding fees and expenses and all principal and interest on outstanding advances under the SMBC Credit Facility. The amount borrowable under the SMBC Credit Facility may be permanently reduced, in whole or in part, at the option of PG BDC Finance II.

Amounts drawn in U.S. dollars are benchmarked to Term SOFR, amounts drawn in British pounds are benchmarked to SONIA, amounts drawn in Canadian dollars are benchmarked to Term CORRA (plus an adjustment of 0.32138%), and amounts drawn in Euros are benchmarked to EURIBOR, and in each case plus a spread equal to the Applicable Spread. The “Applicable Spread” is 1.50% per annum in connection with the acquisition of broadly syndicated loans and 1.90% per annum in connection with the acquisition of other eligible loan assets or for other permitted purposes, in each case increasing by 2.00% following an event of default or the facility maturity date. PG BDC Finance II also paid SMBC an upfront fee and will pay SMBC an annual administrative agent fee, and will reimburse certain expenses, in each case in connection with SMBC’s role as Administrative Agent under the SMBC Credit Facility.

During the Reinvestment Period, PG BDC Finance II will pay certain non-usage fees on undrawn commitments, equal to 0.35% per annum for the first three months following the Closing Date and 0.50% per annum thereafter. The SMBC Credit Facility is secured by a perfected first priority security interest in the assets of PG BDC Finance II and on any payments received by PG BDC Finance II in respect of those assets. Assets pledged to the Lenders under the SMBC Credit Facility will not be available to pay the debts of the Fund.

The SMBC Credit Facility contains customary representations, warranties and covenants, including certain maintenance covenants and customary events of default. As of September 30, 2026, the Fund was in compliance with all covenants and other requirements of the SMBC Credit Facility.

As of September 30, 2026 and December 31, 2025, there were $1 million and $0 of borrowings outstanding under the SMBC Credit Facility, respectively. The components of interest expense related to the SMBC Credit Facility were as follows:

	For the three months ended September 30, 2026	For the nine months ended September 30, 2026
Borrowing interest expense	$1	$1
Commitment and Facility fees	10	10
Amortization of deferred financing costs	4	4
Total interest and debt financing expense	$15	$15

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
Borrowing interest expense	$—	$—
Commitment and Facility fees	—	—
Amortization of deferred financing costs	—	—
Total interest and debt financing expense	$—	$—

For the three and nine months ended September 30, 2026, the Fund had total average debt of $0.5 million and $0.5 million under the SMBC Credit Facility at a weighted average interest rate of 4.91% and 4.91%, respectively. For the three and nine months ended September 30, 2025, the Fund had total average debt of $0 and $0 under the SMBC Credit Facility at a weighted average interest rate of 0% and 0%, respectively.

MUFG Credit Facility

On September 22, 2023, the Fund entered into a credit facility agreement (the “MUFG Credit Facility”) as Borrower, with Standard Chartered Bank, as Agent, Partners Group Access Finance Limited, as Obligors’ Agent, and MUFG Bank Ltd., as Lender. The facility amount under the MUFG Credit Facility is $80.0 million. The MUFG Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

Advances under the MUFG Credit Facility bear interest at a per annum rate equal to 2.05%. The Fund pays a commitment fee of 30 basis points (0.30%) per annum. The stated maturity date is September 20, 2024. In September 2024, the MUFG Credit Facility was repaid in full using available cash at the Fund and through drawdowns on the available Capital Commitments of the Fund. On May 21, 2025, the MUFG Credit Facility was terminated in full.

As of September 30, 2026 and December 31, 2025, there were $0 and $0 of borrowings outstanding under the MUFG Credit Facility, respectively. The components of interest expense related to the MUFG Credit Facility were as follows:

	For the three months ended September 30, 2026	For the nine months ended September 30, 2026
Borrowing interest expense	$—	$—
Commitment and Facility fees	—	—
Amortization of deferred financing costs	—	—
Total interest and debt financing expense	$—	$—

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
Borrowing interest expense	$—	$—
Commitment and Facility fees	—	—
Amortization of deferred financing costs	—	—
Total interest and debt financing expense	$—	$—

For the three and nine months ended September 30, 2026, the Fund had total average debt of $0 and $0 at a weighted average interest rate of 0% and 0%, respectively. For the three and nine months ended September 30, 2025, the Fund had total average debt of $0 and $0 at a weighted average interest rate of 0% and 0%, respectively.

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

The Fund’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require the Fund to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2026, and December 31, 2025, the Fund had the following unfunded delayed draw term loans, revolvers and term loans:

Par Value as of September 30, 2026
Unfunded delayed draw commitments	$71,963
Unfunded revolving commitments	37,623
Unfunded term loans	2,067
Total unfunded commitments	$111,653

Par Value as of December 31, 2025
Unfunded delayed draw commitments	$61,048
Unfunded revolving commitments	32,952
Total unfunded commitments	$94,000

The Fund’s investment portfolio may also contain Partnership Investments which require the Fund to provide capital when called from the portfolio companies in accordance with the underlying partnership agreements. As of September 30, 2026, the Fund had funded $7.4 million or 93.0% of the $8.0 million total commitments to Partnership Investments. As of December 31, 2025, the Fund had funded $7.4 million or 93.0% of the $8.0 million total commitments to Partnership Investments.

From time to time, the Fund may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026, and December 31, 2025, management is not aware of any pending or threatened material litigation.

Note 8. Segment Reporting

The Fund operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and preferred equity. The chief operating decision maker (“CODM”) is comprised of the Fund’s lead portfolio managers and the Fund’s President and Chief Financial Officer. The Fund represents a single operating segment, as the CODM monitors and assesses the operating results of the Fund as a whole, based on a defined investment objective of the Fund. The Fund’s portfolio composition, total returns, expense ratios and changes in net assets, as stated in the consolidated financial statements, are used by the CODM to assess segment performance and allocate resources. The accompanying consolidated financial statements detail the Fund’s segment assets, liabilities, revenues, and expenses.

Note 9. Net Assets

On December 17, 2025, the Fund adopted the Multiple Class Plan which established four classes of units known as Class I Units, Class M Units, Class A Units, and Class S Units, authorized to be issued. Containing the same rights and features as the new Class I Units, previously issued common units were transferred to Class I Units once established. As of September 30, 2026, there were no Class A or Class S units outstanding.

Equity Issuance

During the nine months ended September 30, 2026, the Fund received $49.4 million relating to the issuance of Class I units for subscriptions.

During the nine months ended September 30, 2026, the Fund received $0.6 million relating to the issuance of Class M units for subscriptions.

During the year ended December 31, 2025, the Fund received $114.0 million relating to the issuance of common units for subscriptions. $10.4 million of the $114.0 million of these proceeds were contributed by Partners Group Finance USD IC Limited, a related party of the Adviser and the Fund.

The following table summarizes the total units issued and amount received related to the offer and sale of units made pursuant to Section 4(a)(2) of the Securities Act, Regulation D promulgated thereunder and other available exemptions from the registration requirements of the Securities Act to investors who are “accredited investors” within the meaning of Regulation D under the Securities Act during the nine months ended September 30, 2026:

	For the nine months ended September 30, 2026
	Units (1)	Amount
Class I	32,945,915	$49,376
Class M	377,419	569
Total subscriptions	33,323,334	$49,945

(1)	The Fund completed a 5-for-1 unit split effective February 27, 2026, the units have been adjusted retroactively to reflect the unit split for all periods presented.

Prior to the Fund's election to be regulated as a BDC under the 1940 Act, under the terms of the subscription agreements, investors were required to fund drawdowns to purchase units up to the amount of their respective Capital Commitments on an as-needed basis upon the issuance of a capital draw-down notice. The Adviser, however, may waive the minimum Capital Commitment at its discretion. As of December 31, 2025, the Fund had total Capital Commitments of $275.0 million, of which 0.0% or $0 is unfunded.

The following table summarizes the total units issued and amount received related to capital drawdowns delivered pursuant to the subscription agreements during the nine months ended September 30, 2025:

	For the nine months ended September 30, 2025
	Units (1)	Amount
Common Units	40,867,368	$65,000
Total capital drawdowns	40,867,368	$65,000

(1)	The Fund completed a 5-for-1 unit split effective February 27, 2026, the units have been adjusted retroactively to reflect the unit split for all periods presented.

Distributions

The following table summarizes distributions declared during the nine months ended September 30, 2026:

			Class I
Date Declared	Record Date	Payment Date	Distributions per Unit	Total Distributions
March 27, 2026	March 26, 2026	April 30, 2026	$0.0364	$6,625
June 26, 2026	June 25, 2026	July 30, 2026	0.0237	5,002
September 28, 2026	September 25, 2026	October 30, 2026	0.0285	6,137
Total			$0.0886	$17,764

			Class M
Date Declared	Record Date	Payment Date	Distributions per Unit	Total Distributions
March 27, 2026	March 26, 2026	April 30, 2026	$0.0364	$4
June 26, 2026	June 25, 2026	July 30, 2026	0.0237	6
September 28, 2026	September 25, 2026	October 30, 2026	0.0285	10
Total			$0.0886	$20

For the nine months ended September 30, 2025, the Fund did not make any distributions.

Distribution Reinvestment

The following table summarizes distribution reinvestment during the nine months ended September 30, 2026:

	For the nine months ended September 30, 2026
	Units (1)	Amount
Class I	1,753,216	$2,650
Class M	—	—
Total distribution reinvestment	1,753,216	$2,650

(1)	The Fund completed a 5-for-1 unit split effective February 27, 2026, the units have been adjusted retroactively to reflect the unit split for all periods presented.

For the nine months ended September 30, 2025, the Fund did not make any Distribution Reinvestment.

Redemptions

The following table summarizes redemptions during the nine months ended September 30, 2026:

	For the nine months ended September 30, 2026
	Units (1)	Amount
Class I	—	$—
Class M	14,177	21
Total Redemptions	14,177	$21

(1)	The Fund completed a 5-for-1 unit split effective February 27, 2026, the units have been adjusted retroactively to reflect the unit split for all periods presented.

For the nine months ended September 30, 2025, the Fund did not make any Redemptions.

Note 10. Earnings per unit

The following table sets forth the computation of basic and diluted earnings per unit for the three and nine months ended September 30, 2026, and September 30, 2025:

	For the three months ended September 30, 2026
	Class I	Class M
Net increase (decrease) in net assets resulting from operations	$6,032	$9
Weighted average units outstanding (basic and diluted) (1)	212,553,150	363,242
Increase in net assets resulting from operations per unit (basic and diluted) (1)	$0.03	$0.02

	For the nine months ended September 30, 2026
	Class I	Class M
Net increase (decrease) in net assets resulting from operations	$12,435	$14
Weighted average units outstanding (basic and diluted) (1)	201,776,349	216,742
Increase in net assets resulting from operations per unit (basic and diluted) (1)	$0.06	$0.06

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
	Common units	Common units
Net increase (decrease) in net assets resulting from operations	$4,623	$12,249
Weighted average units outstanding (basic and diluted) (1)	146,405,083	128,588,443
Increase in net assets resulting from operations per unit (basic and diluted) (1)	$0.03	$0.09

(1)	The Fund completed a 5-for-1 unit split effective February 27, 2026, the weighted average units outstanding and per unit values have been adjusted retroactively to reflect the unit split for all periods presented.

Note 11. Tax Information

The Fund elected to be regulated as a BDC under the 1940 Act on December 19, 2025. In addition, the Fund has elected to be treated as a RIC under Subchapter M of the Code. The Fund intends to qualify each taxable year hereafter as a RIC under Subchapter M of the Code, beginning with its fiscal year ending December 31, 2026. Income or loss earned by the Fund prior to the period in which it elected to be treated as a RIC is not attributable to the unitholders of the RIC.

Prior to the period in which the Fund elected to be treated as a RIC, Partners Group Lending Fund, LLC was classified as an association taxable as a Corporation for U.S. federal tax purposes. Partners Group BDC Finance I, LLC, Partners Group BDC Finance II, LLC and Partners Group Revolver Pooling BDC, LLC are treated as disregarded entities and, as such, all activities at these entities shall be reported and taxed on Partners Group Lending Fund, LLC’s U.S. federal tax return. For the tax year ended December 31, 2025, in accordance with U.S. federal tax laws, Partners Group Lending Fund, LLC’s taxable income is subject to federal taxes at a 21% rate and state taxes at a 0% rate.

ASC Topic 740, “Accounting for Uncertainty in Income Taxes” (“ASC 740”) provides guidance on the accounting for and disclosure of uncertainty in tax positions. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior years, as applicable), the Adviser has concluded that the Fund does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities.

As of September 30, 2026, and December 31, 2025, for U.S. federal income tax purposes, the Fund’s aggregate unrealized appreciation and depreciation on its investments based on cost were as follows:

	September 30, 2026	December 31, 2025
Tax Cost	$548,049	$456,637
Gross unrealized appreciation	69	2,886
Gross unrealized depreciation	(5,768)	(1,177)
Net unrealized investment appreciation (depreciation)	$(5,699)	$1,709

The tax cost of the Fund’s investments as of December 31, 2025, approximates their amortized cost. The tax cost of the Fund’s investments as of September 30, 2026 is inclusive of the step-up in basis due to the deemed sale election made by the Fund in conjunction with its election to be treated as a RIC under the Code.

The Fund’s income tax provision consists of the following for the nine months ended September 30, 2026, and September 30, 2025:

	September 30, 2026	September 30, 2025
Current Tax Expense (Benefit)
Federal	$189	$3,306
State	1,759	—
Total Current Tax Expense (Benefit)	$1,948	$3,306

Deferred Tax Expense (Benefit)
Federal	$—	$—
State	—	—
Total Deferred Tax Expense (Benefit)	$—	$—

Components of the Fund’s Deferred Tax Assets and Liabilities as of September 30, 2026, and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Deferred Income Tax Liabilities:
Unrealized Gain on Investments	$—	$(357)
Subtotal Deferred Income Tax Liabilities	$—	$(357)

Deferred Income Tax Assets:
Capitalized Organization Costs	$—	$92
Subtotal Deferred Income Tax Assets	$—	$92

Total Net Deferred Income Tax Asset (Liability)	$—	$(265)

The Fund’s reported income taxes approximate the expected amount based on federal statutory rates for the nine months ended September 30, 2026, and September 30, 2025:

	September 30, 2026
	Amount	Percent
U.S. Federal Income Tax Expense At Statutory Rate	$—	—%
U.S. state income taxes (1)	—	—
Non-Taxable Or Non-Deductible Items
Other	1,948	14%
Total Current Tax Expense (Benefit)	$1,948	14%

	September 30, 2025
	Amount	Percent
U.S. Federal Income Tax Expense At Statutory Rate	$—	—%
U.S. state income taxes (1)	—	—
Non-Taxable Or Non-Deductible Items
Other	3,306	21%
Total Current Tax Expense (Benefit)	$3,306	21%

Income Tax Paid By Jurisdiction

	September 30, 2026	September 30, 2025
U.S. Federal	$5,000	$2,018
U.S. State(1)	1,759	—
Total Income Taxes Paid	$6,759	$2,018

(1)	State cash tax paid is not applicable as there are no state filing requirements for the Fund as of September 30, 2026, nor were any state filing requirements identified as of September 30, 2025. The above amount represents the state extensions paid in connection with the tax year 2025 filing requirements for the Fund.

For the nine months ended September 30, 2026, the Fund had $17.8 million in distributions declared of which $15.8 million is characterized as qualified interest income and $2.0 million is characterized as ordinary dividends. Due to the Fund’s intention to elect and qualify as a RIC under the Code, beginning with its fiscal year ending December 31, 2026, the Fund did not have any distributable earnings on a tax basis as of September 30, 2026.

Note 12. Consolidated Financial Highlights

Below is the schedule of financial highlights of the Fund for the nine months ended September 30, 2026, and September 30, 2025:

For a unit outstanding during the nine months ended September 30	2026	2025
Class I
Per Unit Data: (1)
Net asset value, beginning of period	$1.52	$1.54
Issuance of units	—	—
Income from investment operations:
Net investment income (loss)(2)	0.09	0.10
Net realized and unrealized gains (losses) on investments(2)(3)	(0.03)	(0.01)
Net increase (decrease) in net assets resulting from operations	0.06	0.09
Distributions to members(4)	(0.09)	—
Total increase (decrease) in net assets	(0.03)	0.09
Net asset value, end of period	$1.49	$1.63
Units outstanding, end of period(1)	215,314,682	151,048,320
Total return based on NAV (5)(6)	4.06%	5.23%

Ratio/Supplemental Data:
Net assets, end of period	$321,540	$246,516
Ratio of total expenses before incentive fees to average net assets(7)	7.20%	10.70%
Ratio of total expenses after incentive fees to average net assets(7)	7.72%	11.26%
Ratio of net investment income (loss) before waivers to average net assets(7)	8.02%	8.57%
Ratio of net investment income (loss) after waivers to average net assets(7)	8.02%	8.57%
Ratio of incentive fees to average net assets(6)	0.52%	0.56%
Portfolio turnover rate(6)	13.01%	17.18%
Asset coverage ratio(8)	243.15%	209.08%

(1)	The Fund completed a 5-for-1 unit split effective February 27, 2026, the per unit data and units outstanding have been adjusted retroactively to reflect the unit split for all periods presented.
(2)	The per unit data was derived by using the weighted average units outstanding during the applicable period.
(3)	Net realized and unrealized gains and losses per unit in this caption are balancing amounts necessary to reconcile the change in net asset value (“NAV”) per unit for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statements of Operations due to unit transactions during the period.
(4)	The per unit data for distributions is the actual amount of distributions paid or payable per common unit outstanding during the entire period.
(5)	Total return based on NAV is calculated as the change in NAV per unit during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s dividend reinvestment plan.
(6)	Not annualized.
(7)	Annualized, except for incentive fees.
(8)	Asset coverage ratio is equal to (i) total assets, less liabilities excluding indebtedness represented by senior securities, divided by (ii) the aggregate amount of senior securities representing indebtedness at the end of the period.

For a unit outstanding during the nine months ended September 30	2026(9)
Class M
Per Unit Data: (1)
Net asset value, beginning of period	$—
Issuance of units	1.52
Income from investment operations:
Net investment income (loss)(2)	0.09
Net realized and unrealized gains (losses) on investments(2)(3)	(0.03)
Net increase (decrease) in net assets resulting from operations	0.06
Distributions to members(4)	(0.09)
Total increase (decrease) in net assets	(0.03)
Net asset value, end of period	$1.49
Units outstanding, end of period(1)	363,242
Total return based on NAV (5)(6)	4.07%

Ratio/Supplemental Data:
Net assets, end of period	$542
Ratio of total expenses before incentive fees to average net assets(7)	7.11%
Ratio of total expenses after incentive fees to average net assets(7)	7.89%
Ratio of net investment income (loss) before waivers to average net assets(7)	7.61%
Ratio of net investment income (loss) after waivers to average net assets(7)	7.61%
Ratio of incentive fees to average net assets(6)	0.78%
Portfolio turnover rate(6)	13.01%
Asset coverage ratio(8)	243.15%

(1)	The Fund completed a 5-for-1 unit split effective February 27, 2026, the per unit data and units outstanding have been adjusted retroactively to reflect the unit split for all periods presented.
(2)	The per unit data was derived by using the weighted average units outstanding during the applicable period.
(3)	Net realized and unrealized gains and losses per unit in this caption are balancing amounts necessary to reconcile the change in net asset value (“NAV”) per unit for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statements of Operations due to unit transactions during the period.
(4)	The per unit data for distributions is the actual amount of distributions paid or payable per common unit outstanding during the entire period.
(5)	Total return based on NAV is calculated as the change in NAV per unit during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s dividend reinvestment plan.
(6)	Not annualized.
(7)	Annualized, except for incentive fees.
(8)	Asset coverage ratio is equal to (i) total assets, less liabilities excluding indebtedness represented by senior securities, divided by (ii) the aggregate amount of senior securities representing indebtedness at the end of the period.
(9)	Commencement of operations January 1, 2026.

Note 13. Subsequent Events

The Fund’s management evaluated subsequent events through the date of issuance of these consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We initially incorporated as a Delaware corporation on June 16, 2022, and we filed a certificate of conversion with the Delaware Secretary of State to convert into a Delaware limited liability company on July 12, 2023. The Adviser, which is registered as an investment advisor with the SEC, manages our day-to-day operations and provides us with investment advisory services pursuant to the terms of the Amended and Restated Investment Advisory Agreement. We have elected to be treated, and intend to qualify each taxable year hereafter as a RIC under Subchapter M of the Code.

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

Key components of our results of operations

Investments

Our investment objectives are to generate attractive risk-adjusted returns and current income by primarily investing in a geographically and industrially well-balanced and broadly distributed portfolio of primarily senior secured loans to private middle market U.S. companies, which will typically earn interest at a rate of SOFR/EURIBOR/CORRA/other base rates plus a margin. As part of our strategy to achieve our investment objective, we will directly or indirectly originate Senior Secured Direct Private Credit investments. We also expect to invest in Senior Secured Broadly Syndicated Loans. Senior secured loans represent the most senior tranche in the capital structure of the borrowers and often have security liens on the assets of the borrowers. In addition, to a lesser extent, our assets may include Opportunistic Credit, which may appear attractive on a relative value basis. Our Opportunistic Credit investments may also include Equity securities issued by CLOs. We believe that the Partners Group investment platform offers strategic access to the wider private equity sponsor and borrower communities and provides the Fund with significant advantages in sourcing, analyzing and executing attractive credit investments.

The Adviser expects to employ a range of techniques that seek to reduce the risks associated with our investment strategy. These techniques may include, without limitation: (i) selecting investments and commitments across a broad range of geographies, industries, sectors, and maturity dates; (ii) tracking operating performance of underlying companies and their compliance with financial covenants; and (iii) actively managing cash and liquid assets.

Revenues

We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our Portfolio Companies. Our senior and subordinated debt investments are expected to bear interest at fixed or floating rates. Interest on debt securities is generally payable quarterly or semiannually. Some of our investments may provide for deferred interest payments or PIK interest. The principal amounts of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity dates. In addition, we may generate revenue in the ordinary course of business from structuring, consent, waiver, amendment, syndication and other miscellaneous fees. Original issue discounts or premiums will be capitalized, and accreted into interest income over the term of investments. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses

We do not currently have any employees and do not expect to have any employees nor pay any compensation expense directly (except for an allocable portion of the compensation of the Chief Compliance Officer). Our day-to-day investment operations are managed by the Adviser, pursuant to the terms of the Amended and Restated Investment Advisory Agreement. The services necessary for our business, including the origination and administration of our investment portfolio, will be provided by individuals who are employees of Partners Group, pursuant to the terms of the Amended and Restated Investment Advisory Agreement, and our Administrator, pursuant to the terms of the Master Administrative Services Agreement. All investment professionals of the Adviser, when and to the extent engaged in providing investment advisory and management services under the Amended and Restated Investment Advisory Agreement, and the compensation and routine compensation-related overhead expenses of such personnel allocable to such services, will be provided and paid for by the Adviser and not by the Fund. We bear all other costs and expenses of the Fund’s operations and transactions, including those listed in our Registration Statement on Form 10, as amended.

From time to time, the Adviser or its affiliates may pay third-party providers of goods or services. We reimburse the Adviser or such affiliates thereof for any such amounts paid on our behalf. All of the foregoing expenses will ultimately be borne by our unitholders.

Portfolio And Investment Activity

As of September 30, 2026, we had investments in 73 Portfolio Companies across 24 industries, excluding CLO debt tranches. As of December 31, 2025, we had investments in 54 Portfolio Companies across 18 industries, excluding CLO debt tranches.

Based on fair value as of September 30, 2026, 93.7% of our portfolio is composed of senior secured direct private credit investments, followed by 2.8% of CLO debt tranches, 1.9% of broadly syndicated loans and 1.6% of opportunistic credit. 100.0% of our direct private credit investments were invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors.

As of September 30, 2026, our weighted average total yield of debt and income-producing securities at amortized cost was 9.11%. As of December 31, 2025, our weighted average total yield of debt and income-producing securities at amortized cost was 9.12%.

Weighted average yield includes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2026 and December 31, 2025, respectively.

Our investment activity is presented below at amortized cost unless otherwise indicated (dollar amounts in thousands):

	For the Three Months Ended
	September 30, 2026	September 30, 2025
Total investments, at fair value, beginning of period	$520,571	$402,747
Purchases of investments, including capitalized PIK	68,638	90,183
Proceeds from principal repayments and sales of investments	(46,729)	(44,508)
Net accretion of discount on investments	493	408
Net realized gain (loss) on investments	(14)	9
Net change in unrealized appreciation (depreciation)	(609)	(3)
Total investments, at fair value, end of period	$542,350	$448,836

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Total investments, at fair value, beginning of period	$458,346	$328,465
Purchases of investments, including capitalized PIK	156,860	181,947
Proceeds from principal repayments and sales of investments	(67,891)	(62,156)
Net accretion of discount on investments	1,070	1,095
Net realized gain (loss) on investments	57	64
Net change in unrealized appreciation (depreciation)	(6,092)	(579)
Total investments, at fair value, end of period	$542,350	$448,836

The following table presents certain selected information regarding our investment portfolio:

	As of
	September 30, 2026		December 31, 2025
Weighted average yield on debt and income producing investments, at amortized cost (1)	9.11%		9.12%
Weighted average yield on debt and income producing investments, at fair value (1)	9.19%		9.09%
Number of Portfolio Companies, excluding CLO debt tranches	73		54
Median LTM EBITDA (at entry) (2)(3)	$100.30	M	$94.20	M
Weighted average net senior leverage (at entry) (2)(4)	5.75	x	5.83	x
Weighted average loan-to-value (“LTV”) (at entry) (2)(5)	39%		41%
Percentage of debt investments bearing a floating rate, at fair value(6)	100.0%		99.6%
Percentage of debt investments bearing a fixed rate, at fair value(6)	0.0%		0.4%

(1)	Computed based on the stated interest rate or yield as of September 30, 2026 and December 31, 2025, respectively, and weighted based on the total debt investments (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above. Weighted average yield includes the effect of accretion of discounts and amortization of premiums.

(2)	Includes all private loan investments for which fair value is determined by the Adviser at least quarterly (with assistance, as applicable, from third-party valuation firms, and subject to oversight by the Board). Figures are derived from the consolidated financial statements most recently obtained by the Adviser.

(3)	LTM EBITDA is a non-U.S. GAAP measure that refers to adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) in accordance with the underlying governing documents, over the last twelve months as reported by respective borrowers or portfolio companies. Excludes investments with no reported EBITDA or where EBITDA, in the Adviser’s judgment, was not a material component of the investment thesis, such as annual recurring revenue loans, or investments with negative EBITDA. Currency fluctuations may have an adverse effect on the value, price or income and costs of our Portfolio Companies and investments which may increase or decrease as a result of changes in exchange rates.

(4)	Net senior leverage is the ratio of total debt minus unrestricted cash divided by LTM EBITDA and taking into account leverage through the tranche in which the Fund holds an investment, excluding recurring revenue loans. Weighted average net senior leverage is weighted based on the funded commitment of total applicable private loans.

(5)	LTV is calculated as net debt through each respective investment tranche in which the Fund holds an investment divided by estimated enterprise value or value of the underlying collateral of the portfolio company. Weighted average LTV is weighted based on the funded commitment of the total applicable private loans.

(6)	Calculated as a percentage of direct private credit investments.

The composition of our investment portfolio at cost and fair value was as follows (dollar amounts in thousands):

	September 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Asset Backed Securities	$15,291	$15,424	2.84%
Secured Debt	523,076	518,542	95.61%
Unsecured Debt	-	-	-%
Common Equity	125	125	0.02%
Preferred Equity	1,173	1,183	0.22%
Partnership	7,068	7,076	1.31%
Total Investments	$546,733	$542,350	100.00%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Asset Backed Securities	$10,008	$10,047	2.19%
Secured Debt	431,960	433,567	94.59%
Unsecured Debt	-	-	-%
Common Equity	-	-	-%
Preferred Equity	7,270	7,368	1.61%
Partnership	7,399	7,364	1.61%
Total Investments	$456,637	$458,346	100.00%

The table below describes investments by industry composition based on fair value:

September 30, 2026
Software	23.24%
Professional Services	11.01%
Health Care Providers & Services	10.87%
IT Services	8.04%
Trading Companies & Distributors	6.67%
Capital Markets	5.40%
Diversified Consumer Services	4.84%
Commercial Services & Supplies	4.53%
Financial Services	3.68%
Industrial Conglomerates	2.84%
Electrical Equipment	2.71%
Machinery	2.58%
Electronic Equipment, Instruments & Components	2.41%
Health Care Equipment & Supplies	2.08%
Building Products	1.87%
Health Care Technology	1.78%
Construction & Engineering	1.52%
Hotels, Restaurants & Leisure	1.22%
Automobile Components	0.78%
Containers & Packaging	0.52%
Personal Care Products	0.48%
Insurance	0.46%
Pharmaceuticals	0.22%
Interactive Media & Services	0.15%
Semiconductors & Semiconductor Equipment	0.10%
Total	100.00%

December 31, 2025
Software	25.17%
Health Care Providers & Services	11.26%
IT Services	9.21%
Professional Services	8.93%
Capital Markets	6.42%
Diversified Consumer Services	5.19%
Trading Companies & Distributors	4.55%
Financial Services	4.34%
Electronic Equipment, Instruments & Components	4.28%
Commercial Services & Supplies	3.34%
Electrical Equipment	3.12%
Machinery	2.90%
Building Products	2.21%
Industrial Conglomerates	2.19%
Health Care Technology	2.14%
Health Care Equipment & Supplies	1.88%
Hotels, Restaurants & Leisure	1.39%
Automobile Components	0.91%
Containers & Packaging	0.57%
Total	100.00%

As of September 30, 2026 and December 31, 2025 the Fund had no Portfolio Companies on non-accrual status, respectively. The following table shows the fair value of our performing debt and other income producing securities, and non-accrual investments as of September 30, 2026 and December 31, 2025 (dollar amounts in thousands):

	September 30, 2026		December 31, 2025
	Fair Value	Percentage	Fair Value	Percentage
Performing debt and income producing investments	$535,149	98.67%	$450,982	98.39%
Non-accrual(1)	-	-	-	-
Total	$535,149	98.67%	$450,982	98.39%

(1)	Investments on non-accrual represented 0% and 0% of amortized cost of total debt and income producing investments as of September 30, 2026 or December 31, 2025, respectively.

Results of Operations

The following table represents our operating results (dollar amounts in thousands):

	For the Three Months Ended
	September 30, 2026	September 30, 2025
Total investment income	$12,609	$11,403
Total Expenses	6,287	6,883
Net investment income	6,322	4,520
Net realized gain (loss)	139	21
Net change in unrealized appreciation (depreciation)	(420)	82
Net increase (decrease) in net assets resulting from operations	$6,041	$4,623

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Total investment income	$35,522	$30,421
Total Expenses	17,433	17,556
Net investment income	18,089	12,865
Net realized gain (loss)	242	77
Net change in unrealized appreciation (depreciation)	(5,882)	(693)
Net increase (decrease) in net assets resulting from operations	$12,449	$12,249

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income was as follows (dollar amounts in thousands):

	For the Three Months Ended
	September 30, 2026	September 30, 2025
Interest income	$11,455	$10,904
Payment-in-kind interest income	852	151
Dividend Income	-	-
Other income	302	348
Total investment income	$12,609	$11,403

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Interest income	$33,348	$29,126
Payment-in-kind interest income	1,517	362
Dividend Income	-	-
Other income	657	933
Total investment income	$35,522	$30,421

Total investment income increased to $12.6 million for the three months ended September 30, 2026 from $11.4 million for the three months ended September 30, 2025 primarily driven by increased portfolio size of the private credit investment portfolio.

For the three months ended September 30, 2026, PIK income represented 6.8% of total investment income. For the three months ended September 30, 2025 PIK income represented 1.3% of total investment income.

Total investment income increased to $35.5 million for the nine months ended September 30, 2026 from $30.4 million for the nine months ended September 30, 2025 primarily driven by increased portfolio size of the private credit investment portfolio.

For the nine months ended September 30, 2026, PIK income represented 4.3% of total investment income. For the nine months ended September 30, 2025 PIK income represented 1.2% of total investment income.

Expenses were as follows (dollar amounts in thousands):

	For the Three Months Ended
	September 30, 2026	September 30, 2025
Interest and borrowing expenses	$3,543	$4,011
Management fees	811	620
Incentive fee	1,563	810
Organization expenses	-	-
Professional fees	190	103
Board of Directors’ fees	50	-
Administration and custodian fees	5	5
Other general & administrative	-	-
Current Tax Expense	22	1,309
Other expenses	103	25
Total expenses (including current tax expense)	6,287	6,883
Expense support	-	-
Recoupment of expense support	-	-
Reimbursable expenses previously borne by Adviser	-	-
Management fees waived	-	-
Incentive fees waived	-	-
Net expenses (including current tax expense)	6,287	6,883

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Interest and borrowing expenses	$10,404	$10,979
Management fees	2,285	1,601
Incentive fee	1,563	1,146
Organization expenses	-	-
Professional fees	681	395
Board of Directors’ fees	167	-
Administration and custodian fees	15	15
Other general & administrative	-	-
Current Tax Expense	1,948	3,306
Other expenses	370	114
Total expenses (including current tax expense)	17,433	17,556
Expense support	-	-
Recoupment of expense support	-	-
Reimbursable expenses previously borne by Adviser	-	-
Management fees waived	-	-
Incentive fees waived	-	-
Net expenses (including current tax expense)	17,433	17,556

Interest Expense

Total interest expense (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts) decreased to $3.5 million for the three months ended September 30, 2026 from $4.0 million for the three months ended September 30, 2025, primarily driven by a decrease in the weighted average interest rate on borrowings relative to the prior year period.

Total interest expense (including unused fees, amortization of deferred financing costs, debt issuance costs and original issue discounts) decreased to $10.4 million for the nine months ended September 30, 2026 from $11.0 million for the nine months ended September 30, 2025, primarily driven by a decrease in the weighted average interest rate on borrowings relative to the prior year period.

As of September 30, 2026, there was $224 million of debt outstanding under the NatWest Credit Facility (as defined in Note 6). For the three and nine months ended September 30, 2026, the Fund had total average debt of $223 million and $223 million under the NatWest Credit at a weighted average interest rate of 5.96% and 5.90%, respectively.

As of September 30, 2025, there was $226 million of debt outstanding under the NatWest Credit Facility. For the three and nine months ended September 30, 2025, the Fund had total average debt of $222.3 million and $200.6 million under the NatWest Credit at a weighted average interest rate of 6.80% and 6.83%, respectively.

As of September 30, 2026, there was $1 million of debt outstanding under the SMBC Credit Facility (as defined in Note 6). For the three and nine months ended September 30, 2026, the Fund had total average debt of $0.5 million and $0.5 million under the SMBC Credit Facility at a weighted average interest rate of 4.91% and 4.91%, respectively.

As of September 30, 2025, there was $0 of debt outstanding under the SMBC Credit Facility. For the three and nine months ended September 30, 2025, the Fund had total average debt of $0 and $0 under the SMBC Credit Facility at a weighted average interest rate of 0% and 0%, respectively.

Base Management Fees

Management fees increased to $0.8 million for the three months ended September 30, 2026, from $0.6 million for the three months ended September 30, 2025 primarily due to an increase in net assets.

Management fees increased to $2.3 million for the nine months ended September 30, 2026, from $1.6 million for the nine months ended September 30, 2025 primarily due to an increase in net assets.

Management fees are payable quarterly in arrears at an annual rate of 1.00% of the value of our Adjusted Net Assets (as defined below) as of the end of the most recently completed calendar quarter. For purposes of the Amended and Restated Investment Advisory Agreement, “Adjusted Net Assets,” as of any calendar quarter end, means the sum of (i) the Fund’s total net assets less any liabilities other than the Base Management Fee and Incentive Fee expenses incurred by the Fund with respect to such calendar quarter end.

Incentive Fee

For the three months ended September 30, 2026, incentive fees totaled $1.6 million. Incentive fees increased to $1.6 million for the three months ended September 30, 2026 from $0.8 million for the three months ended September 30, 2025 primarily due to increased pre-incentive fee net income relative to the prior year period.

For the nine months ended September 30, 2026, incentive fees totaled $1.6 million. Incentive fees increased to $1.6 million for the nine months ended September 30, 2026 from $1.1 million for the nine months ended September 30, 2025 primarily due to increased pre-incentive fee net income relative to the prior year period.

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

Total other expenses decreased to $0.4 million for the three months ended September 30, 2026 from $1.4 million for the three months ended September 30, 2025, primarily driven by decreased current income taxes due to the Fund’s current year qualification as a RIC under Subchapter M of the Code.

Total other expenses decreased to $3.2 million for the nine months ended September 30, 2026 from $3.8 million for the nine months ended September 30, 2025, primarily driven by decreased current income taxes due to the Fund’s current year qualification as a RIC under Subchapter M of the Code.

For the three months ended September 30, 2026 and 2025, our Administrator charged $5 thousand and $5 thousand, respectively, for certain costs and expenses allocable to the Fund under the terms of the Master Administrative Services Agreement.

For the nine months ended September 30, 2026 and 2025, our Administrator charged $15 thousand and $15 thousand, respectively, for certain costs and expenses allocable to the Fund under the terms of the Master Administrative Services Agreement.

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

Net Realized Gain (Loss)

Net realized gains and losses were comprised of the following (dollar amounts in thousands):

	For the Three Months Ended
	September 30, 2026	September 30, 2025
Non-controlled/non-affiliated investments	$(14)	$9
Non-controlled/affiliated investments	-	-
Foreign currency forward contracts	-	-
Foreign currency transactions	153	12
Net realized gain (loss)	$139	$21

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Non-controlled/non-affiliated investments	$57	$64
Non-controlled/affiliated investments	-	-
Foreign currency forward contracts	-	-
Foreign currency transactions	185	13
Net realized gain (loss)	$242	$77

 For the three months ended September 30, 2026, we generated net realized gains of $139 thousand, which was comprised of $153 thousand in net realized gains from foreign currency transactions and $14 thousand in net realized losses from the sale or early paydowns on non-controlled/non-affiliated investments.

For the three months ended September 30, 2025, we generated net realized gains of $21 thousand, which was comprised of $12 thousand in net realized gains from foreign currency transactions and $9 thousand in net realized gains from the sale or early paydowns on non-controlled/non-affiliated investments.

For the nine months ended September 30, 2026, we generated net realized gains of $242 thousand, which was comprised of $185 thousand in net realized gains from foreign currency transactions and $57 thousand in net realized gains from the sale or early paydowns on non-controlled/non-affiliated investments.

For the nine months ended September 30, 2025, we generated net realized gains of $77 thousand, which was comprised of $13 thousand in net realized gains from foreign currency transactions and $64 thousand in net realized gains from the sale or early paydowns on non-controlled/non-affiliated investments.

Net Change in Unrealized Appreciation (Depreciation)

Net change in unrealized appreciation (depreciation) was comprised of the following (dollar amounts in thousands):

	For the Three Months Ended
	September 30, 2026	September 30, 2025
Non-controlled/non-affiliated investments	$(609)	$(3)
Non-controlled/affiliated investments	-	-
Controlled/affiliated investments	-	-
Foreign currency forward contracts	182	-
Deferred tax expense	-	-
Translation of assets and liabilities in foreign currencies	7	85
Net change in unrealized appreciation (depreciation)	$(420)	$82

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Non-controlled/non-affiliated investments	$(6,092)	$(579)
Non-controlled/affiliated investments	-	-
Controlled/affiliated investments	-	-
Foreign currency forward contracts	182	-
Deferred tax expense	-	-
Translation of assets and liabilities in foreign currencies	28	(114)
Net change in unrealized appreciation (depreciation)	$(5,882)	$(693)

For the three months ended September 30, 2026 unrealized appreciation (depreciation) on investments decreased $420 thousand due to decreased market value of the positions.

For the three months ended September 30, 2025, the unrealized appreciation (depreciation) on investments increased $82 thousand due to increased market value of the positions.

For the nine months ended September 30, 2026 unrealized appreciation (depreciation) on investments decreased $5.9 million due to decreased market value of the positions.

For the nine months ended September 30, 2025, the unrealized appreciation (depreciation) on investments decreased $693 thousand due to decreased market value of the positions.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from (i) the net proceeds of the Offerings, (ii) cash flows from our operations, (iii) financing arrangements we have entered into or may enter into in the future and (iv) any future offerings of our equity or debt securities. Our primary uses of cash are for (i) purchases of investments in accordance with the Fund’s investment objective and strategy; (ii) general corporate purposes; and (iii) payment of operating expenses, including management and administrative services fees and other expenses such as due diligence expenses relating to potential new investments.

As of September 30, 2026, we had two asset-based leverage facilities, the NatWest Credit Facility and the SMBC Credit Facility. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including unsecured notes and debt securitizations. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2026, we had an aggregate amount of $225 million of principal debt outstanding and our asset coverage ratio was 243.15%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

As of September 30, 2026 and December 31, 2025, we had $18.6 million and $73.4 million in cash and cash equivalents, respectively. Cash and cash equivalents as of September 30, 2026, taken together with our $125 million of available capacity under our credit facilities (subject to borrowing base availability) and the continuous offering of our Common Units is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Units and the use of existing and future financing arrangements.

Although we were able to close on the NatWest Credit Facility and certain amendments thereto and the SMBC Credit Facility, any disruption in the financial markets or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we could have obtained in the past. These factors may limit our ability to make new investments and adversely impact our results of operations.

Equity

The following table summarizes transactions in Class I and Class M units during the nine months ended September 30, 2026 (dollar amounts in thousands):

	Class I Units(1)	Amount	Class M Units(1)	Amount
Subscriptions	32,945,915	$49,376	377,419	$569
Distributions reinvested	1,753,216	2,650	-	-
Unit repurchases	-	-	(14,177)	(21)
Net increase (decrease)	34,699,131	$52,026	363,242	$548

(1)	The Fund completed a 5-for-1 unit split effective February 27, 2026, the units have been adjusted retroactively to reflect the unit split for all periods presented

Distributions and Distribution Reinvestment

During the nine months ended September 30, 2026, the Fund declared the following distributions, which were paid in cash or reinvested in additional units of the Fund for unitholders participating in the Fund’s distribution reinvestment plan.

			Class I
Date Declared	Record Date	Payment Date	Distributions per Unit	Total Distributions
March 27, 2026	March 26, 2026	April 30, 2026	$0.0364	$6,625
June 26, 2026	June 25, 2026	July 30, 2026	0.0237	5,002
September 28, 2026	September 25, 2026	October 30, 2026	0.0285	6,137
Total			$0.0886	$17,764

			Class M
Date Declared	Record Date	Payment Date	Distributions per Unit	Total Distributions
March 27, 2026	March 26, 2026	April 30, 2026	$0.0364	$4
June 26, 2026	June 25, 2026	July 30, 2026	0.0237	6
September 28, 2026	September 25, 2026	October 30, 2026	0.0285	10
Total			$0.0886	$20

Unit Repurchase Program

We commenced a unit repurchase program in which we may repurchase, in each quarter, up to 5% of the NAV of our Common Units outstanding (by number of units) as of the close of the previous calendar quarter. The Board may amend, suspend or terminate the unit repurchase program if it deems such action to be in the best interest of unitholders, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us as a whole that would outweigh the benefit of the repurchase offer. As a result, unit repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All units purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued units.

Under the unit repurchase program, to the extent we offer to repurchase units in any particular quarter, we have, and may, repurchase units pursuant to tender offers using a purchase price equal to the NAV per unit as of the last calendar day of the applicable quarter, except that units that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Fee”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Fee may be waived, at our discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Fee will be retained by us for the benefit of remaining unitholders.

Borrowings

Our outstanding debt obligations were as follows (dollar amounts in thousands):

	As of September 30, 2026
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Fair Value (2)
NatWest Credit Facility	$275,000	$224,000	$224,000	$224,000
SMBC Credit Facility	75,000	1,000	1,000	1,000
Total Debt	$350,000	$225,000	$225,000	$225,000

	As of December 31, 2025
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Fair Value (2)
NatWest Credit Facility	$275,000	$226,000	$226,000	$226,000
Total Debt	$275,000	$226,000	$226,000	$226,000

(1)	Carrying value of these debt obligations generally approximate fair value due to their variable interest rates.

(2)	The fair value of these debt obligations would be categorized as Level 2 under ASC 820-10.

NatWest Credit Facility

On February 14, 2024, each of Partners Group BDC Finance I, LLC and Partners Group Revolver Pooling BDC, LLC, as borrowers (the “SPVs”), and the Fund, as parent, entered into a secured financing agreement with State Street Bank and Trust Company, as facility agent, collateral agent, account bank, custodian and collateral administrator, NatWest Markets PLC, as arranger and lead bank, and the financial institutions listed therein (the “NatWest Credit Facility”). The NatWest Credit Facility was most recently amended on November 26, 2025.

Proceeds from the NatWest Credit Facility will be used to finance the origination and acquisition of eligible assets by the SPVs and other permitted uses under the NatWest Credit Facility. The maximum principal amount of the NatWest Credit Facility is $275 million. The availability of this amount is subject to a borrowing base test (which is based on the value and type of the assets held by the SPVs from time to time, an advance rate and other factors, as more fully described in the NatWest Credit Facility documents) and satisfaction of certain conditions, including portfolio profile tests.

The SPVs may borrow amounts in U.S. dollars or certain other permitted currencies under the NatWest Credit Facility. The NatWest Credit Facility provides for the ability to draw and redraw on a revolving basis for a period of up to three years after the closing date (the “Investment Period”) unless the Investment Period is terminated sooner as provided in the NatWest Credit Facility. The facility will be a term facility during the period beginning from the end of the Investment Period to the Facility Maturity Date (as defined below). On and after the date which is seven years from the closing date, any lender can request prepayment of any of the advances. Unless otherwise terminated or prepaid, the NatWest Credit Facility will mature in November 2036 (the “Facility Maturity Date”). Prior to the Facility Maturity Date, proceeds received by the SPVs from principal, interest or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Fund, subject to certain conditions. On the Facility Maturity Date, the SPVs must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Fund. The NatWest Credit Facility may be permanently reduced, in whole or in part, at the option of the SPVs, subject to a prepayment fee.

Amounts drawn on term rate advances bear interest at (i) an applicable margin (1) for EUR borrowings at 2.10% per annum, (2) for GBP borrowings at 2.10% per annum, (3) for USD borrowings at 2.10% per annum, (4) for CAD borrowings at 2.10 % per annum, and (5) for AUD borrowings at 2.10% per annum, plus (ii) the term reference rate (as determined under the terms of the NatWest Credit Facility). Term rate advances may be switched to compounded rate advances under the terms of the NatWest Credit Facility; amounts drawn on compounded rate advances will be determined under the terms of the NatWest Credit Facility and any supplements entered into in connection with compounded rate advances. The NatWest Credit Facility contains customary covenants, including certain maintenance covenants and customary events of default. The NatWest Credit Facility is secured by a perfected security interest in the assets of each of the SPVs and on any payments received by each of the SPVs in respect of such assets. Assets pledged under the NatWest Credit Facility will not be available to pay the debts of the Fund.

SMBC Credit Facility

On September 18, 2026, Partners Group BDC Finance II, LLC (“PG BDC Finance II”) entered into a Loan and Servicing Agreement (the “SMBC Credit Facility”), with PG BDC Finance II, as Borrower, the Partners Group Lending Fund, LLC, as Transferor and Servicer, Sumitomo Mitsui Banking Corporation (“SMBC”), as Administrative Agent and as Collateral Agent, the lenders from time to time parties thereto, State Street Bank and Trust Company, as the Account Bank and as the Collateral Custodian, and State Street Bank and Trust Company, as Collateral Administrator.

As of the Closing Date, the total committed amount under the SMBC Credit Facility is $75 million, and the total uncommitted amount under the SMBC Credit Facility is $175 million. PG BDC Finance II can request the lenders under the SMBC Credit Facility to increase their commitments up to a maximum of $1 billion. The SMBC Credit Facility can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to a borrowing base test (which is based on the value of PG BDC Finance II’s eligible loan assets from time to time, applicable advance rates and concentration limitations) and satisfaction of certain conditions, including eligibility criteria.

The SMBC Credit Facility provides for the ability to draw and redraw advances under the SMBC Credit Facility for a period of up to 36 months after the Closing Date (the “Reinvestment Period”) unless the Reinvestment Period is terminated sooner as provided in the SMBC Credit Facility. Unless otherwise terminated, the SMBC Credit Facility will mature on the Business Day immediately preceding September 18, 2031 (the “Stated Maturity”), subject to one-year extension options exercisable by PG BDC Finance II after the first anniversary of the Closing Date and agreed to by the Administrative Agent and the Lenders. To the extent the commitments are terminated or the SMBC Credit Facility is prepaid and terminated during the first year following the Closing Date, PG BDC Finance II may owe a make-whole premium. Prior to the Stated Maturity, proceeds received by PG BDC Finance II from principal and interest on loan assets must be used to pay fees, expenses and interest on outstanding advances, and the excess may be returned to the Fund, subject to certain conditions. On the Stated Maturity, PG BDC Finance II must pay in full all outstanding fees and expenses and all principal and interest on outstanding advances under the SMBC Credit Facility. The amount borrowable under the SMBC Credit Facility may be permanently reduced, in whole or in part, at the option of PG BDC Finance II.

Amounts drawn in U.S. dollars are benchmarked to Term SOFR, amounts drawn in British pounds are benchmarked to SONIA, amounts drawn in Canadian dollars are benchmarked to Term CORRA (plus an adjustment of 0.32138%), and amounts drawn in Euros are benchmarked to EURIBOR, and in each case plus a spread equal to the Applicable Spread. The “Applicable Spread” is 1.50% per annum in connection with the acquisition of broadly syndicated loans and 1.90% per annum in connection with the acquisition of other eligible loan assets or for other permitted purposes, in each case increasing by 2.00% following an event of default or the facility maturity date. PG BDC Finance II also paid SMBC an upfront fee and will pay SMBC an annual administrative agent fee, and will reimburse certain expenses, in each case in connection with SMBC’s role as Administrative Agent under the SMBC Credit Facility.

During the Reinvestment Period, PG BDC Finance II will pay certain non-usage fees on undrawn commitments, equal to 0.35% per annum for the first three months following the Closing Date and 0.50% per annum thereafter. The SMBC Credit Facility is secured by a perfected first priority security interest in the assets of PG BDC Finance II and on any payments received by PG BDC Finance II in respect of those assets. Assets pledged to the Lenders under the SMBC Credit Facility will not be available to pay the debts of the Fund.

Related-Party Transactions

We entered into a number of business relationships with affiliated or related parties, including the Amended and Restated Investment Advisory Agreement and the Amended Expense Agreement.

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

Critical Accounting Policies

This discussion of our operating plans is based upon our consolidated financial statements, which are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our critical accounting policies in the notes to our consolidated financial statements.

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

The Adviser, as “valuation designee” under Rule 2a-5 of the 1940 Act, determines the fair value of the Fund’s investments in conformity with U.S. GAAP, Rule 2a-5 of the 1940 Act, and the Fund’s Valuation Procedures. As permitted by the Valuation Procedures, the Adviser values the Fund’s non-traded investments in consultation with persons who are employees of the Adviser’s parent company or one of its subsidiaries. The Valuation Procedures require evaluation of all relevant factors reasonably available to the Adviser and its affiliates at the time the Fund’s non-traded investments are valued.

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

Income Taxes

The Fund has elected to be treated as a BDC under the 1940 Act. The Fund has elected to be treated, and intends to qualify each taxable year hereafter, as a RIC under Subchapter M of the Code. So long as the Fund maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its unitholders as dividends. Rather, any tax liability related to income earned and distributed by the Fund would represent obligations of the Fund’s investors and would not be reflected in the consolidated financial statements of the Fund.

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

Contractual Obligations

We have entered into the Amended and Restated Investment Advisory Agreement with Partners Group (USA), Inc. to provide us with investment advisory services and the Master Administrative Services Agreement with State Street Bank and Trust Company to provide us with administrative services. Payments for investment advisory services under the Amended and Restated Investment Advisory Agreement and fees under the Master Administrative Services Agreement are described in “Item 1. Business —Investment Advisory Agreement and Master Administrative Services Agreement” to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2026, management is not aware of any material pending or threatened litigation.

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

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure unitholders that a significant change in market interest rates will not have a material adverse effect on our net investment income.

 Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$15,741	$(6,750)	$8,991
Up 200 basis points	$10,494	$(4,500)	$5,994
Up 100 basis points	$5,247	$(2,250)	$2,997
Down 100 basis points	$(4,528)	$2,250	$(2,278)
Down 200 basis points	$(9,052)	$4,500	$(4,552)
Down 300 basis points	$(13,359)	$6,750	$(6,609)

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

Item 1A. Risk Factors

There have been no material changes during the nine months ended September 30, 2026 to our risk factors as previously reported in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Report that were not registered under the 1933 Act.

The following information is incorporated by reference into this Item 2:

Information regarding our redemptions is set forth in Note 9 to our consolidated financial statements for the three and nine months ended September 30, 2026, included in Part I, Item 1 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, none of our directors or executive officers (as such term is defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Certificate of Incorporation incorporated by reference to Exhibit 3.1 of the Company’s Form 10-12G (file no. 000-56792) filed on October 21, 2025.

3.2	Certificate of Conversion incorporated by reference to Exhibit 3.2 of the Company’s Form 10-12G (file no. 000-56792) filed on October 21, 2025.

3.3	Amended and Restated Limited Liability Company Agreement incorporated by reference to Exhibit 3.3 of the Company’s Form 10-12G (file no. 000-56792) filed on October 21, 2025.

10.1	Loan and Servicing Agreement incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (file no. 000-56792) filed on September 24, 2026.

10.2	Sale and Contribution Agreement incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (file no. 000-56792) filed on September 24, 2026.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1**	Section 1350 Certification of the Company’s Principal Executive Officer.

32.2**	Section 1350 Certification of the Company’s Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARTNERS GROUP LENDING FUND, LLC

November 13, 2026	By:	/s/ Robert Collins
Robert Collins
President (Principal Executive Officer)

November 13, 2026	By:	/s/ Brian Igoe
Brian Igoe
Chief Financial Officer (Principal Financial and Accounting Officer)

